Form 10QSB
period 2000-03-31
AVID SPORTSWEAR & GOLF CORP
filed 2000-05-22
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (MARK ONE)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2000

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          AVID SPORTSWEAR & GOLF CORP.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

NEVADA                                      88-0374969
------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)
22 SOUTH LINKS AVENUE, STE. 204
-------------------------------
SARASOTA, FLORIDA                            34236
--------------------------------             -----
(Address of Principal Executive Offices)     (Zip Code)


                                 (941) 330-8051
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         There were 39,126,420 shares of Common Stock outstanding as of May 15, 2000.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AVID SPORTSWEAR & GOLF CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                 C O N T E N T S

Independent Accountants' Review Report................................... F-3

Consolidated Balance Sheets.............................................. F-4

Consolidated Statements of Operations.................................... F-6

Consolidated Statement of Stockholders' Equity (Deficit)................. F-7

Consolidated Statements of Cash Flows.................................... F-11

Notes to the Consolidated Financial Statements........................... F-13

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
Avid Sportswear & Golf Corp.
Sarasota, Florida

We have reviewed the accompanying consolidated balance sheet of Avid Sportswear & Golf Corp. as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Avid Sportswear & Golf Corp. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 26, 2000, we expressed an unqualified opinion on those consolidated financial statements.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah

May 9, 2000

                          AVID SPORTSWEAR & GOLF CORP.

                           Consolidated Balance Sheets

                                     ASSETS

                                                     March 31,      March 31,
                                                       2000            1999
                                                  --------------  -------------

CURRENT ASSETS

   Cash                                                $ 654,992       $237,407
   Accounts receivable, net (Note 1)                     524,927        315,804
   Inventory (Note 2)                                  1,486,096      1,885,390
   Prepaid expenses                                       15,000         20,000
                                                  --------------  -------------

      Total Current Assets                             2,681,015      2,458,601
                                                  --------------  -------------

EQUIPMENT

   Machinery and equipment                               368,574        378,531
   Furniture and fixtures                                375,460        253,644
   Show booths                                           643,799        298,479
   Leasehold improvements                                 29,398         29,398
   Less:  accumulated depreciation                      (534,551)      (502,938)
                                                   --------------  -------------

      Total Equipment                                    882,680        457,114
                                                   --------------  -------------

OTHER ASSETS

   Goodwill, net (Note 1)                              2,282,120      2,346,103
   Deposits                                               15,114         15,114
   Trademarks                                              2,902          2,902
                                                   --------------  -------------

      Total Other Assets                               2,300,136      2,364,119
                                                   --------------  -------------

      TOTAL ASSETS                                    $5,863,831     $5,279,834
                                                   ==============  =============


        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                          AVID SPORTSWEAR & GOLF CORP.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     March 31        March 31
                                                       2000            1999
                                                  --------------  -------------

CURRENT LIABILITIES

   Accounts payable                                  $ 1,180,502    $ 1,504,858
   Accrued expenses                                      444,378        200,865
   Notes payable - related parties (Note 4)              813,175        300,000
   Notes payable (Note 5)                              1,700,108      1,735,524
   Subscribed stock                                    1,786,175         12,500
                                                   --------------  -------------

      Total Current Liabilities                        5,924,338      3,753,747
                                                   --------------  -------------

      Total Liabilities                                5,924,338      3,753,747
                                                   --------------  -------------
`
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock;  10,000,000 shares
   authorized  of  $0.001  par  value,
   zero issued and outstanding                               --             --
   Common  stock;   50,000,000  shares
     authorized  of $0.001  par value,
     29,411,479 and 26,374,022  shares
     issued and outstanding                               29,412         26,374
   Additional paid-in capital                          8,279,483      7,092,848
   Common stock subscription receivable                 (285,000)       (30,000)
   Accumulated deficit                                (8,084,402)    (5,563,135)
                                                   --------------  -------------

      Total Stockholders' Equity (Deficit)               (60,507)     1,526,087
                                                   --------------  -------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $ 5,863,831    $ 5,279,834
                                                   ==============  =============

        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                          AVID SPORTSWEAR & GOLF CORP.

                      Consolidated Statements of Operations

                                                    For the Three Months Ended
                                                  ------------------------------
                                                            March 31,
                                                      2000            1999
                                                  --------------  --------------
SALES, NET                                          $ 1,029,308     $   397,043

COST OF GOODS SOLD                                      774,293         124,339
                                                        -------         -------

   Gross Margin                                         255,015         272,704
                                                        -------         -------
OPERATING EXPENSES

   Selling expenses                                     611,484         112,712
   Depreciation and amortization expense                 95,596          33,170
   General and administrative expenses                1,823,838       1,611,817
                                                      ---------       ---------

      Total Operating Expenses                        2,530,918       1,757,699
                                                      ---------       ---------

      Loss from Operations                           (2,275,903)     (1,484,995)
                                                     -----------     -----------

OTHER INCOME (EXPENSE)

   Interest income                                          188           2,941
   Interest expense                                    (250,971)        (46,394)
   Bad debt expense                                          --            (595)
   Gain on sale of asset                                  5,419              --
                                                          -----         --------

      Total Other Income (Expense)                     (245,364)        (44,048)
                                                       ---------        --------

INCOME TAX BENEFIT                                           --              --
                                                       ---------        --------

NET LOSS                                           $ (2,521,267)    $(1,529,043)
                                                   =============    ============

BASIC LOSS PER SHARE  (Note 1)                     $      (0.09)    $     (0.08)
                                                   =============    ============

        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                                    AVID SPORTSWEAR & GOLF CORP.
                      Consolidated Statements of Stockholders' Equity (Deficit)


                                                                               Additional
                                                      Common Stock              Paid-in          Subscriptions      Accumulated
                                                 Shares          Amount         Capital           Receivable          Deficit
                                                 ------          ------         -------           ----------          -------

Balance, December 31, 1997                      3,000,000        $  3,000       $   7,000          $     --          $  (5,609)

February 1998, common stock issued for
assets at $0.08333 per share
                                                  300,000             300          24,700                --                 --

February 1998, common stock issued for
cash at $0.08333 per share
                                                3,000,000           3,000         247,000                --                 --

June 1998, common stock issued for cash -
related party at $0.05 per share
                                                6,000,000           6,000         294,000                --                 --

August 1998, common stock issued to
related parties for subscriptions and cash
at $0.15 per share                              1,100,000           1,100         163,900           (15,000)                --

August 1998, common stock issued for cash
and subscriptions at $0.15 per share
                                                  800,000             800         119,200           (45,000)                --

December 1998, common stock issued for
cash at $0.25 per share                           412,000             412         102,588                --                 --

Stock offering costs                                   --              --         (65,195)               --                 --

Net loss for the year ended December 31,
1998                                                   --              --              --                --           (521,548)
                                               ----------       ---------        --------         ---------         ----------

Balance, December 31, 1998                     14,612,000       $  14,612        $893,193         $ (60,000)        $ (527,157)
                                               ----------       ---------        --------         ---------         ----------

        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.


                                    AVID SPORTSWEAR & GOLF CORP.
                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                                              Additional
                                                    Common Stock                Paid-in        Subscriptions      Accumulated
                                               Shares            Amount         Capital         Receivable          Deficit
                                               ------            ------         -------         ----------          -------

Balance December 31, 1998                    14,612,000        $  14,612       $ 893,193        $  (60,000)        $  (527,157)

January 5, 1999, common stock
issued for cash, services and debt,
valued at $0.75 per share                       590,000              590         441,910                --                  --

January 5, 1999, common stock issued for
cash and debt, valued at $0.75 per share
                                                866,670              867         649,133                --                  --

January 8, 1999, common stock issued for
cash at $0.75 per share
                                                210,668              211         157,789                --                  --

January 8, 1999, warrants issued below
market value                                         --               --          53,235                --                  --

January 11, 1999, common stock issued for
cash and services, valued at $0.75 per
share
                                                560,000              560         419,440                --                  --

January 11, 1999, common stock issued for media services valued at $0.75 per share

                                                800,000              800         599,200                --                  --

January 20, 1999, common stock issued for
cash and services valued at $0.75 per
share
                                                160,000              160         119,840                --                  --

January 27, 1999, common stock issued to
purchase Avid Sportswear valued at $0.75
per share                                     1,100,000            1,100         823,900                --                  --

February 4, 1999, common stock issued
for cash at $0.75 per share
                                                372,002              372         278,630                --                  --
                                             ----------        ---------      ----------        ----------           ---------
Balance Forward                              19,271,340        $  19,272      $4,436,270        $  (60,000)        $  (527,157)
                                             ----------        ---------      ----------        ----------           ---------

        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                                    AVID SPORTSWEAR & GOLF CORP.
                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                Additional
                                                     Common Stock               Paid-in        Subscriptions       Accumulated
                                               Shares            Amount         Capital         Receivable          Deficit
                                               ------            ------         -------         ----------          -------

Balance Forward                              19,271,340        $  19,272     $ 4,436,270        $  (60,000)        $  (527,157)

March 11, 1999, common stock issued for
cash and services valued at $0.75 per
share
                                              1,220,000            1,220         913,780                --                  --

March 11, 1999, common stock issued for
cash at $0.75 per share
                                                 83,334               83          62,417                --                  --

March 11, 1999, common stock issued for
cash at $0.75 per share
                                                 18,334               18          13,732                --                  --

May 28, 1999, common stock issued for
cash at $0.75 per share
                                                101,100              101          75,724                --                  --

September 20, 1999, common stock issued
for cash and services, valued at $0.75
per share
                                                 50,000               50          37,450                --                  --

December 28, 1999, common stock issued
for conversion of debt to equity at $0.22
per share
                                              5,344,200            5,344       1,170,380                --                  --

Conversion of debt below market value
                                                     --               --         293,381                --                  --

December 31, 1999, common stock issued
for cash at $0.35 per share
                                                285,714              286          99,714                --                  --

Stock offering costs                                 --               --         (10,000)               --                  --

Receipt of stock subscription                        --               --              --            30,000                  --

Net  loss for the  year  ended  December
31,1999                                              --               --              --                --          (5,035,978)
                                             ----------        ---------     -----------         ---------         -----------
Balance, December 31, 1999                   26,374,022        $  26,374     $ 7,092,848         $ (30,000)        $(5,563,135)
                                             ==========        =========     ===========         =========         ===========

        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                                    AVID SPORTSWEAR & GOLF CORP.
                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                 Additional
                                                     Common Stock                Paid-in        Subscriptions   Accumulated
                                               Shares            Amount          Capital         Receivable         Deficit

Balance, December 31, 1999                   26,374,022         $  26,374     $ 7,092,848        $  (30,000)    $  (5,563,135)

January 17, 2000, common stock issued
for services at $0.30 per share
                                              1,220,000             1,220         358,800          (270,000)                --

January 17, 2000 options granted below
market value                                         --                --          75,000                --                 --

January 25, 2000, common stock issued
for conversion of debt to equity at
$0.375 per share                              1,241,874             1,242         464,461                --                 --

February 1, 2000, common stock issued
for conversion of debt to equity at
$0.437 per share                                695,583               696         303,274                --                 --

March 6, 2000 canceled 100,000 shares
common stock,  issued in February 1998,
at $0.15 per share and canceled
subscription receivable in the amount
of $15,000                                     (100,000)             (100)        (14,900)           15,000                 --

Net loss for the three months ended
March 31, 2000                                       --                --              --                --         (2,521,267)
                                             ----------         ---------     -----------       -----------        -----------
Balance, March 31, 2000                      29,411,479         $  29,412     $ 8,279,483       $  (285,000)       $(8,084,402)
                                             ==========         =========     ===========       ===========        ===========

        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                          AVID SPORTSWEAR & GOLF CORP.
                      Consolidated Statements of Cash Flows

                                                     For the Three Months Ended

                                                             March  31,
                                                  ------------------------------
                                                   2000                 1999
                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                       $ (2,521,267)  $ (1,529,043)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities:
   Depreciation and amortization                         95,596        40,196
   Common stock issued for services                     327,613     1,075,000
  Changes in operating assets and liabilities:

   (Increase) in accounts receivable                   (209,123)      (49,559)
   Increase for prepaid insurance                         5,000         3,169
   (Increase) decrease in inventory                     397,294       (80,000)
   Increase (decrease) in accounts payable             (324,356)      223,761
   Increase (decrease) in accrued expenses              243,513        (4,282)
                                                    ------------   ----------

     Net Cash Used in Operating Activities            (1,985,730)    (320,758)
                                                    ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                   (457,179)      (5,847)
                                                    ------------   ----------

     Net Cash Used in Investing Activities              (457,179)      (5,847)
                                                    ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash purchased with Avid Sportswear, Inc.                  --        40,282
  Payment to Avid shareholders                               --      (725,000)
  Proceeds from notes payable                                --       973,450
  Payments on notes payable                             (35,416)   (1,852,561)
  Proceeds from related party notes payable           1,122,235            --
  Issuance of common stock for cash                          --     1,464,708
  Receipt of related party receivable                        --       352,300
  Proceeds from subscribed stock                      1,773,675            --
                                                   ------------  ------------

   Net Cash Provided by Financing Activities          2,860,494       253,179
                                                   ------------  ------------

NET INCREASE (DECREASE) IN CASH                         417,585      (73,426)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   237,407       154,237
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $    654,992  $     80,811
                                                   ============  ============

        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                               AVID SPORTSWEAR & GOLF CORP.
                    Consolidated Statements of Cash Flows (Continued)


                                                        For the Three Months
                                                                Ended

                                                              March 31,
                                                      --------------------------
                                                          2000         1999
                                                      --------------------------
CASH PAID FOR:

      Interest                                          $   90,783   $   36,592
      Income tax                                        $       --   $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

      Issuance of common stock for subsidiary           $       --   $  275,000
      Issuance of common stock for debt                 $  615,738   $       --
      Issuance of common stock for services             $   90,000   $       --
      Conversion of debt below market                   $  237,613   $       --



        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

      NOTE 1 - NATURE OF ORGANIZATION

               This summary of significant accounting policies of Avid Sportswear & Golf Corp. (formerly Golf Innovations Corp.) is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

               a.  Organization and Business Activities

               Avid Sportswear & Golf Corp. was incorporated under the laws of the State of Nevada on September 19, 1997 as Golf Innovations Corp. On April 19, 1999, the board of directors voted to change the name of the Company to Avid Sportswear & Golf Corp. to better reflect the business of the Company. Additionally, the board of directors voted to change the authorized capitalization to 50,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. On July 13, 1998, the board of directors authorized a 3-for-1 forward stock split. All references to common stock have been retroactively restated. The rights and preferences of the preferred stock are to be set at a later date. The Company is engaged in the business of producing and selling golf wear related products.

               b.  Depreciation

               Depreciation is provided using the straight-line method over the assets' estimated useful lives as follows:

                            Machinery and equipment      5-10 years
                            Furniture and fixtures       3-5 years
                               Show booths               5 years
                            Leasehold improvements       5 years

               c.  Accounting Method

               The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

               d.  Cash and Cash Equivalents

               For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

               e.  Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 1 - NATURE OF ORGANIZATION (Continued)

         f.  Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                                    For the Three Months Ended
                                                             March 31,
                                                    -------------  -------------
                                                        2000           1999
                                                    -------------  -------------

         Numerator (net loss)                       $ (2,561,267)  $ (1,529,043)

         Denominator (weighted average
           number of shares outstanding)              28,674,056     19,695,388
                                                    -------------  -------------
         Loss per share                             $      (0.09)  $      (0.08)
                                                    =============  =============

         Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

         g.  Income Taxes

         No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $8,000,000 at March 31, 2000 which expire in 2020. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

         h.  Uninsured Corporate Cash Balances

         The Company maintains its corporate cash balances at two banks. Corporate cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $400,000 at March 31, 2000.

         i.  Goodwill

         Goodwill generated from the purchase of Avid Sportswear, Inc. is amortized over a ten-year life using the straight-line method. The Company will evaluate the recoverability of the goodwill annually. Any impairment of goodwill will be realized in the period it is recognized per the requirements of SFAS No. 121.

         j.  Allowance for Doubtful Accounts

         The Company's accounts receivable are shown net of an allowance for doubtful accounts of $177,202 and $184,912 at March 31, 2000 and December 31, 1999, respectively.

         k.  Reclassification

         Certain March 31, 2000 balances have been reclassified to conform with the March 31, 1999 financial statement presentation.

         l.  Advertising Expense

         The Company expenses advertising costs as incurred.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 - NATURE OF ORGANIZATION (Continued)

         m.  Principles of Consolidation

         The consolidated financial statements presented include the accounts of Avid Sportswear & Golf Corp. and Avid Sportswear, Inc. All significant intercompany accounts have been eliminated.

         n.  Revenue Recognition

         The Company's revenue is created primarily from the sale of men's golf apparel. Revenue is recognized when the product is shipped to and accepted by the customer.

         o.  Subscribed Stock

         Subscribed stock represents cash received from shareholders for the Company's common shares for which the shares to be issued have not been issued. The balance of $1,773,675 will be converted into 5,067,612 shares of common stock at $0.35 per share.

NOTE 2 - INVENTORY

         Inventories for March 31, 2000 consisted of the following:

                                                     March 31,
                                                        2000
                                                  -----------------

         Finished goods                           $   1,464,691
         Raw materials and supplies               $      21,405

               Total                              $   1,486,096
                                                  =================

         Inventories for raw materials, finished goods and work-in-process are stated at the lower of cost or market.

NOTE 3 - EQUITY TRANSACTIONS

         The following are the equity transactions for quarter ended March 31, 2000:

         On January 17, 2000, the Company issued 1,200,000 shares of common stock for services to be rendered in 2000 at $0.30 per share.

         On January 17, 2000, the Company granted options to purchase 1,000,000 shares of common stock at $0.30 per share. The Company recorded additional expense of $75,000 to reflect the discount.

         On January 25, 2000, the Company issued 1,241,874 shares of common stock for conversion of debt to equity at $0.375 per share. The Company recorded additional interest expense of $93,141 to reflect the discount on conversion.

         On February 1, 2000, the Company issued 695,583 shares of common stock for conversion of debt to equity at $0.437 per share. The Company recorded additional interest expense of $67,472 to reflect the discount on conversion.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 3 - EQUITY TRANSACTIONS (Continued)

         On March 6, 2000, the Company  canceled  100,000 shares of common stock
         issued  in  February   1998,  at  $0.15  per  share  and  canceled  the
         subscription receivable in the amount of $15,000.

         On March 6, 2000, the Company authorized issuance of 7,124,858 shares for a total price of $2,500,000 or $0.35 per share.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

         Note payable - related party consisted of the following at March 31, 2000:

         Note payable to Director dated December 9, 1999,
          bearing interest at 10%, unsecured and due on demand.    $    300,000

         Notes payable to officers and directors, bearing interest
          at 10%, unsecured and due on demand.                          513,175
                                                                   ------------

                           Total Notes Payable - Related Parties   $    813,175
                                                                   ============

NOTE 5 - NOTES PAYABLE

         Notes payable consisted of the following at March 31, 2000:

         Note  payable to bank  bearing  interest  at 9.25%,
         requiring  monthly interest payments of $7,708 with
         the principal due on November 17, 2000,  secured by
         assets  of  the  Company,  personal  guarantees  of
         certain  officers and  certificates  of deposits of
         the officers at the bank.                                   $1,000,000

         Note payable to the bank bearing interest at 8.25%,
         requiring  monthly interest payments of $1,106 with
         the  principal  due on June 14,  2000,  secured  by
         assets  of  the  Company,  personal  guarantees  of
         certain  officers and  certificates  of deposits of
         the officers at the bank.                                      125,108

         Note payable to individual dated December 24, 2000,
         bearing interest at 12%, principal and interest due
         by January 31, 2000, secured by personal guarantees
         of certain officers.                                           200,000

         Note payable to shareholder dated January 29, 1999,
          bearing interest at 8.50%, secured by personal
          guarantee of chief executive officer, due on demand.          375,000
                                                                   ------------

               Total notes payable                                    1,700,108

               Less: amounts due by December 31, 2000                (1,700,108)
                                                                   ------------

               Total long-term debt                                $          -
                                                                   ============

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         a.  Office Lease

         The Company leases its office and warehouse space under a non-cancelable operating lease which expires on March 31, 2004. The monthly rent amount is $10,113. Rent expense for the three months ended March 31, 2000 was $30,339.

         Future payments required under the lease terms are as follows:

                           For the
                       Years Ended
                       December 31,
                       ------------

                              2000                 $      91,026
                              2001                       121,368
                              2002                       121,368
                              2003                       121,368
                              2004                        30,342
                                                   -------------

                                                   $     485,472

         b.  Royalty Agreement

         BRITISH OPEN COLLECTION. On December 8, 1998, the Company obtained the sole and exclusive right and license to use certain trademarks associated with the British Open Golf Championship. The licensor is The Championship Committee Merchandising Limited, which is the exclusive licensor of certain trademarks from The Royal & Ancient Golf Club of St. Andrews, Scotland. This license is for the United States and its territories and has a seven year term. Under this license, the Company may manufacture, advertise, distribute and sell products bearing the licensed trademarks to specialty stores and the menswear departments of department stores. The Company is not permitted to sell these products to discount stores or mass-market retail chains. In return for this license, the Company must pay the licensor, on a quarterly basis, a royalty equal to five percent of net wholesale sales of products bearing these trademarks, subject to a guaranteed minimum royalty. Net wholesale sales means the invoiced wholesale billing price, less shipping, discounts actually given, duties, insurance, sales taxes, value-added taxes and credits allowed for returns or defective merchandise. The Company has accrued a payable of $131,250 as of March 31, 2000 as a minimum guaranteed royalty. This amount is included in the accrued expenses.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

         b.  Royalty Agreement (Continued)

                                                      Minimum
                              Contract Year           Royalty
                              -------------           -------

                                 1                 $     100,000
                                 2                 $     125,000
                                 3                 $     150,000
                                 4                 $     175,000
                                 5                 $     200,000
                                 6                 $     200,000
                                 7                 $     200,000

         c.  Royalty Agreement

         DOCKERS GOLF. On May 10, 1999, our wholly-owned subsidiary obtained the exclusive, non-assignable right to use the "Dockers Golf" trademark solely in connection with the manufacturing, advertising, distribution and sale of products to approved retailers. The licensor is Levi Strauss & Co. This license is for the United States, its territories and Bermuda. The license has an initial term expiring on December 31, 2003 and will renew for an additional three year term expiring December 31, 2006 if: (i) net sales of the licensed products for calendar year 2002 are at least $17.0 million and (ii) our wholly-owned subsidiary has not violated any material provisions of the license. Thereafter, the licensor will negotiate in good faith for up to two additional three year terms if: (i) the license is renewed for the initial renewal period, (ii) our wholly-owned subsidiary's net sales for each year in the initial renewal period have exceeded its projected sales for each such year and (iii) our wholly-owned subsidiary has not violated any material provisions of the license. Subject to a guaranteed minimum royalty, our wholly-owned subsidiary must pay the licensor a royalty of six percent of net sales of first quality products and four percent of net sales of second quality products and close-out or end-of season products. If second quality products and close-out or end-of-season products account for more than ten percent of total licensed product sales, then the royalty on such products will be six percent instead of four percent. The guaranteed minimum royalty is as follows: The minimum guaranteed royalties will begin in 2000 when the Company begins marketing the product.

                                                      Minimum
                              Contract Year           Royalty
                              -------------           -------

                                 1                 $     250,000
                                 2                 $     540,000
                                 3                 $     765,000
                                 4                 $     990,000

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

         c.  Royalty Agreement (Continued)

         The guaranteed minimum royalty in the initial renewal period, if any, will be equal to seventy-five percent of our wholly-owned subsidiary's projected earned royalty derived from the sales plan provided for each annual period contained in the initial renewal period. The guaranteed minimum royalty is payable quarterly, except for the first year in which it is payable as follows: $25,000 on March 31, 2000, $50,000 on June 30, 2000, and $100,000 on December 31, 2000.

         Our wholly-owned subsidiary is required to spend at least three percent of its projected sales of licensed products for each year on advertising for this brand. Between June 1, 1999 and December 31, 1999, it was required to spend at least $240,000 on initial product launch advertising. The license requires our wholly-owned subsidiary to produce two collections per year for the spring/summer and winter/fall seasons, in at least 52 styles, of which 40 must be tops and 12 bottoms. The licensor has the right to approve or disapprove in advance of sale the trademark use, styles, designs, dimensions, details, colors, materials, workmanship, quality or otherwise, and packaging. The licensor also has the right to approve or disapprove any and all endorsements, trademarks, trade names, designs and logos used in connection with the license. Samples of the licensed products must be submitted to the licensor for examination and approval or disapproval prior to sale.

         d.  Employment Agreements

         The Company's wholly-owned subsidiary has entered into a three year employment agreement with Barnum Mow, commencing September 17, 1999. Upon the expiration of the initial term, the agreement will automatically renew for one year terms unless either party elects not to renew the agreement by providing written notice to the other party at least four months' prior to the expiration of any term. Mr. Mow is employed as the Chief Executive Officer and President of Avid Sportswear, Inc. His base salary is $300,000 per year, subject to increases as determined by the employer. In addition to his salary, Mr. Mow also received a bonus of $25,000 in 1999. His bonus will be the same for each year during the term unless the employer establishes a formal bonus plan. The employer will reimburse Mr. Mow for all reasonable expenses incurred in connection with the performance of his duties.

         The Company's wholly-owned subsidiary has also entered into a five year employment agreement with David Roderick, effective January 1, 1999. From January 1999 until September 1999, Mr. Roderick was employed as the President of Avid Sportswear, Inc. In September 1999, Mr. Roderick became the Vice President of Production and Sales. His base salary is $150,000, subject to increases as determined by the employer. In addition, Mr. Roderick will be eligible for bonuses at the discretion of the Board of Directors. The employer will reimburse Mr. Roderick for all reasonable expenses incurred in connection with the performance of his duties.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 7 - CONCENTRATIONS OF RISK

         a.  Cash

         The Company maintains cash accounts at financial institutions located in Sarasota, Florida and Carson, California. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount.

         b.  Accounts Receivable

         The Company provides for accounts receivable as part of operations. Management does not believe that the Company is subject to credit risks outside the normal course of business.

         c.  Accounts Payable

         The Company has one vendor which accounts for 40% of the total accounts payable.

NOTE 8 -  CUSTOMERS AND EXPORT SALES

          During 1999, the Company operated one industry segment which was the manufacturing and marketing of sports apparel.

          The Company's financial instruments subject to credit risk are primarily trade accounts receivable from its customers.

                                                        For the Three Months
                                                                Ended

                                                              March 31,
                                                      --------------------------
                                                          2000         1999
                                                      --------------------------

         Foreign sales                                $        --    $     --
         Domestic sales                                 1,029,308       397,043
                                                      ------------  ------------
                                                      $ 1,029,308    $  397,043
                                                      ============  ============

NOTE 9 -  OPTIONS AND WARRANTS

          The Company had the following options and warrants outstanding at March 31, 2000:

                Number         Date Granted    Exercise Price   Exercise Date
                ------         ------------    --------------   -------------

               100,000        Feb. 1, 2000    $         0.50    Aug. 1, 2003
                39,000        Jan. 8, 1999    $         0.01   Jan. 16, 2005
             1,000,000       Jan. 17, 2000    $         0.30   Jan. 16, 2005
               864,477       Jan. 25, 2000    $        0.375   Jan. 24, 2005
               285,714       Dec. 31, 1999    $         1.50   Nov. 30, 2004


          The Company recognized an expense of $53,235 on January 8, 1999.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 10 - RELATED PARTY TRANSACTIONS

          During the three months ended March 31, 2000, officers and directors of the Company advanced an additional $513,175 to the Company. The total amount owed by the Company to officers and directors of the Company as of March 31, 2000 was $813,175 (Note 4).

          Certain officers and directors have pledged certificate of deposits as additional collateral for the notes payable to the bank. Additionally, these officers and directors have personally guaranteed the notes payable to the banks, as well as the office lease agreement in Carson, California.

NOTE 11 - GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business. At March 31, 2000, Company has current liabilities in excess of current assets of $3,243,323 and has generated significant losses for the three months ended March 31, 2000 and 1999 and for the years ended December 31, 1999 and 1998. For the year ended December 31, 2000, the Company anticipates that it will need $2,000,000 to $4,000,000 of cash above the cash generated by operations in order to meet operating requirements. Management anticipates that the necessary cash will be provided from existing shareholders and from the sales of additional shares through private placements.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
         -----------------------------------------------------------

INTRODUCTORY STATEMENTS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) OUR COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR COMPANY'S INDUSTRY, (D) OUR COMPANY'S FUTURE FINANCING PLANS, (E) OUR COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL AND (F) BENEFITS RELATED TO THE ACQUISITION OF AVID SPORTSWEAR, INC., A CALIFORNIA CORPORATION. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S PRODUCTS, UNEXPECTED CHANGES IN FASHION TRENDS, PRIOR SEASON INVENTORIES, COMPETITION, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF RAW MATERIALS, THE SEASONAL NATURE OF OUR COMPANY'S BUSINESS, THE EXTREMELY COMPETITIVE NATURE OF THE GOLF APPAREL AND SPORTSWEAR INDUSTRIES AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.

OVERVIEW

         Through our wholly-owned subsidiary, we design, manufacture and market distinctive premium and moderately-priced sportswear. We sell our products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. Our sportswear is marketed under three distinct labels:
Avid Sportswear, British Open Collection and Dockers Golf. From our incorporation on September 19, 1997 until March 1, 1999, we had no operations. On March 1, 1999, we acquired Avid Sportswear, Inc., which has been in the business of designing, manufacturing and marketing golf apparel since October 6, 1988. For accounting purposes, the acquisition was treated as a purchase of Avid Sportswear, Inc. All of our business operations are conducted through Avid Sportswear, Inc.

PLAN OF OPERATIONS

         ADDITIONAL FUND RAISING ACTIVITIES. As of March 31, 2000, we had $654,992 cash-on-hand. We have historically funded our operations through a combination of internally generated cash, funds loaned to our company by certain of its officers and directors and through the sale of securities. Since March 31, 2000, we have raised approximately $2.5 million from the sale of securities. See "Changes in Securities and Use of Proceeds." Our company intends to register these securities (approximately 10,000,655 shares of common stock) and any additional securities sold in our company's private offering with the Securities and Exchange Commission as soon as reasonably practicable. See "Certain Business Risk Factors - Sales of common stock by private placement investors may cause our stock price to decline." We will need to raise additional funds to meet expected demand for our products in 2000 and beyond. Expenses are anticipated to increase in preparation of the upcoming season due to, among other things, the addition of the Dockers Golf and British Open Collection labels. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

         SUMMARY OF  ANTICIPATED  PRODUCT  DEVELOPMENT.  We spent  approximately
$350,000 on product development in 1999 and expect to spend approximately $500,000 on product development in 2000 in preparing for future seasons and in designing products for the Dockers Golf and British Open Collection labels. Because these product development efforts are in their infancy, we expect these efforts to continue into the foreseeable future. Initially, these efforts are expected to focus on golf-related apparel and may eventually include other types of apparel. Even after our product lines mature, we expect product development to remain a significant expense due to changing fashions and other factors. We expect a national roll-out of our Dockers Golf and British Open Collection labels in the Fall of 2000.

         SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2000, we expect to purchase computer hardware and software, telephone and embroidery equipment. We estimate that the cost of this equipment to be approximately $725,000.

         CHANGES IN NUMBER OF EMPLOYEES. We currently have 60 employees. As shown in the following chart, we anticipate hiring additional personnel during 2000 in connection with our expected growth plans. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.


                                                                      PROJECTED
                                                      CURRENT         EMPLOYEES
                DEPARTMENT                           EMPLOYEES          2000
                ----------                           ---------          ----
                Marketing and Sales                      5                7
                Embroidery and Sewing                   27               32
                Warehousing and Delivery                 9               10
                Design and Production Control            3                5
                Administrative and Other
                     Support Positions                  16               21
                                                      --------        -------
                Total Employees                         60               75
                                                      --------        -------
                Independent Contractors - Sales         31               34
                                                      --------        -------

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in our company's Consolidated Statement of Operations for the quarter ended March 31, 2000 and 1999:

                               PERCENTAGE OF SALES

                                           QUARTER ENDED         QUARTER ENDED
                                           MAR. 31, 2000         MAR. 31, 1999
                                           -------------         -------------

                Sales, net                    100.0%                100.0%

                Cost of goods sold            (75.2%)               (31.3%)

                Gross margin                   24.8%                 68.7%

                Operating expenses           (245.9%)              (442.7%)

                (Loss) from operations       (221.1%)              (374.0%)

                Interest expense              (24.4%)               (11.7%)

                Net loss                     (245.0%)              (385.1%)

THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

         Our results of operations for the three-month period ended March 31, 1999, included one month of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. We acquired Avid Sportswear, Inc. on March 1, 1999. Our results of operations in the three-month period ended March 31, 2000, included three months of operations of our wholly-owned subsidiary.

         SALES, NET. Sales, net increased $0.6 million, or 159.2%, from $0.4 million to $1.0 million in the three months ended March 31, 2000 compared to the same period in the prior year. This increase was primarily attributable to the operations of our wholly-owned subsidiary, Avid Sportswear, Inc. The three-month period ended March 31, 2000, included three months of operating results compared to one month of operating results in the same period in the prior year.

         COST OF GOODS SOLD. Cost of goods sold increased $0.6 million, or 522.7%, from $0.1 million to $0.7 million in the three months ended March 31, 2000 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net, increased from 31.3% in the three months ended March 31, 1999 to 75.2% in the three months ended March 31, 2000. This increase was primarily attributable to increased sales, net and the higher cost of materials incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines.

         GROSS PROFIT. Gross profit decreased $17,689 in the three months ended March 31, 2000 compared to the same period in the prior year. Gross profit as a percentage of sales, net decreased from 68.7% to 24.8% in the three months ended March 31, 1999 and 2000, respectively. This decrease was primarily attributable to the increase in cost of goods sold in the current period compared to the same period in the prior year.

         SELLING EXPENSES. Selling expenses increased $0.5 million, or 442.5%, from $0.1 million to $0.6 million in the three months ended March 31, 2000 compared to the same period in the prior year. This increase was primarily attributable to the start-up costs incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.2 million, or 13.2%, from $1.6 million to $1.8 million in the three months ended March 31, 2000 compared to the same period in the prior year. This increase was primarily attributable to the issuance of common stock for services, including 1.2 million shares of common stock issued to Barnum Mow, a director of our company and Chief Executive Officer of our wholly-owned subsidiary, Avid Sportswear, Inc. and options to purchase a total of 1.0 million shares of common stock issued below market value to Earl T. Ingarfield, our Chairman and Chief Executive Officer of our company, Thomas Browning, a director of our company, Michael LaValliere, a director of our company, and two shareholders of our company. These options were granted in exchange for personal guaranties of corporate indebtedness. These transactions accounted for approximately $0.3 million of general and administrative expenses in the three-month period ended March 31, 2000.

         INTEREST EXPENSE. Interest expense increased $0.2 million, or 441.0%, in the three-month period ended March 31, 2000, compared to the same period in the prior year. This increase consisted primarily of $0.2 million of interest expense to reflect a discount given in connection with the conversion of debt to equity. In total, $0.6 million of debt was converted into 1.9 million shares of common stock at an average price of $0.314 per share.

         NET LOSS. Net loss increased $1.0 million, or 64.9%, from $1.5 million to $2.5 million in the three months ended March 31, 2000 compared to the same period in the prior year. This increase was primarily attributable to the increase in cost of goods sold, general and administrative expenses and interest expense in the three-month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had $654,992 in cash-on-hand, consisting mainly of the net proceeds from the sale of common stock. A discussion of how we generated and used cash in the period follows:

         OPERATING ACTIVITIES. Our operating activities used $2.0 million in cash during the three-month period ended March 31, 2000, consisting mainly of a net loss of $2.5 million, partially offset by common stock issued for services valued at $0.4 million.

         INVESTING ACTIVITIES. Our investing activities used $0.5 million in cash during the three-month period ended March 31, 2000, consisting mainly of the purchase of steam machines, embroidery equipment, exhibit booths for trade shows and computer equipment.

         FINANCING ACTIVITIES. Financing activities provided net cash of $2.9 million, generated mainly by the sale of common stock in the amount of $1.8 million and the receipt of net loan proceeds of $1.1 million.

         Since March 31, 2000, we have funded our operations primarily through the sale of our common stock in a private offering, including subscriptions of approximately $2.5 million from the sale of our common stock at a price of $0.35 per share. Expenses are anticipated to increase in preparation of the upcoming season due to, among other things, the addition of the Dockers Golf and British Open Collection labels. Our need for funding will increase likewise. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

SEASONALITY

         Our business has been, and will continue to be, highly seasonal, and our quarterly operating results will fluctuate due to the seasonality of our sales of sportswear, among other things. Our sales tend to be highest during our first and second calendar quarters (i.e., January through June), and lowest during our third and fourth calendar quarters (i.e., July through December). Other factors contributing to the variability of our operating results include:

         o Seasonal  fluctuation  in consumer  demand;
         o The timing and amount of orders from key customers; and
         o The timing and magnitude of sales of seasonal remainder merchandise and availability of products.

         As a result of these and other factors, our operating results may fall below market analysts' expectations in some future quarters, which could materially harm the market price of our common stock.

GOING CONCERN OPINION

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 1999 and 1998 financial statements which states that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks, which may have a material adverse effect on our company's business, financial condition and results of operations. Certain risks are discussed below:

         WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. In the three months ended March 31, 2000, we sustained a loss of $2.5 million. In the years ended December 31, 1999 and December 31, 1998, we sustained losses of $5.0 million and $0.5 million, respectively. The losses for 1998 exclude the operating results of our wholly-owned subsidiary because it was not acquired until March 1, 1999. Assuming the purchase of our wholly-owned subsidiary had occurred on January 1, 1998 instead of on March 1, 1999, we would have sustained losses of $1.5 million in 1998. Future losses are likely to occur. For the years ended December 31, 1999 and 1998, our independent auditors have noted that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

         WE RELY ON EXTERNAL CAPITAL TO FINANCE OPERATIONS

         We rely on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of common stock. We will continue to depend on external financing for the foreseeable future. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs and to fulfill our obligations under the licenses for the "Dockers Golf" and "British Open Collection" brands. These licenses require the payment of minimum guaranteed royalties, whether we sell licensed products or not. We cannot assure you that external financing will be available when needed or on favorable terms. We do not have a formal commitment for additional capital and we cannot assure you that any such capital will be forthcoming. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations, and may also jeopardize our ability to satisfy the guaranteed minimum royalty obligations referred to above. Such an event may result in the termination of our licenses. Any of these events would be materially harmful to our business and may result in a lower stock price.

         RELIANCE ON RELATED PARTIES FOR FINANCING

         We have historically relied on funding provided by certain officers and directors. See "Certain Relationships and Related Transactions." No assurance can be given that these officers and directors will fund our operations in the future, as these related parties have no legal obligation to provide such funding. Until our operations become self-sufficient, if at all, or we obtain sufficient capital from other sources, the decision by these officers and directors to stop funding us in the future may result in the need to curtail business operations, and may also jeopardize our ability to satisfy the minimum royalty payments payable under the Dockers Golf and British Open Collection licenses. This outcome may result in a lower stock price.

         SALE OF COMMON STOCK BY PRIVATE PLACEMENT INVESTORS MAY CAUSE OUR STOCK PRICE TO DECLINE

         We intend to file a registration statement on behalf of the private placement shareholders with the Securities and Exchange Commission. This registration statement will permit such private placement shareholders to freely sell their shares of common stock into the open market. Such sales without corresponding demand may cause our stock price to decline.

         WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME

         Because we have been in business for a short period of time, there is limited information upon which investors can evaluate our business. We were formed on September 19, 1997 but did not begin significant operations until the purchase of our wholly-owned subsidiary on March 1, 1999. You should consider the likelihood of our future success to be highly speculative in view of our limited operating history, as well as the complications frequently encountered by other companies in the early stages of development, particularly companies in the highly competitive sports apparel industry.

         OUR PLANNED PURSUIT OF ACQUISITIONS INVOLVES RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION

         As part of our growth strategy, we plan to pursue acquisitions. Candidates for acquisition include businesses that are anticipated to allow us to:

         o Achieve economies of scale in terms of purchasing, distribution and profitability;
         o  Enhance our name recognition and reputation;
         o  Obtain rights to well-recognized brand names;
         o  Fill a perceived market niche; or

         o  Acquire products offering new price points.

         If we are not correct when we assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates or we are not successful in integrating the operations of the acquired businesses, our results of operations or financial position could be adversely effected and we could lose money. We also may not be successful in finding desirable acquisition candidates or completing acquisitions with candidates that we identify. Future acquisitions that we finance through issuing equity securities could be dilutive to existing shareholders. In addition, future acquisitions may require additional capital and the consent of our lenders. There can be no assurances that our lenders will consent to any capital raising or acquisitions.

         WE MAY BE UNABLE TO MANAGE GROWTH

         Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

         o  Implement changes in certain aspects of our business;
         o Enhance our information systems and operations to respond to increased demand;
         o  Attract and retain qualified personnel; and
         o Develop, train and manage an increasing number of management-level and other employees.

         If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

         WE RELY ON FOREIGN SUPPLIERS AND BUY MANY PRODUCTS USING LETTERS OF CREDIT

         We obtain all of our garments from independent foreign and domestic suppliers. We do not have formal agreements with these suppliers. Our reliance on foreign suppliers may be effected by economic, political, governmental and labor conditions in such foreign countries. This may delay or cut-off our ability to source materials needed in production or may increase the price of such materials. Such events would harm our business. In addition, several of our suppliers have required us to obtain a letter of credit prior to purchasing any garments. We may have to utilize a significant portion of our available working capital to secure these letters of credit.

         IMPORT RESTRICTIONS MAY HARM US

         Our imported materials are subject to certain quota restrictions and U.S. customs duties, which are a material part of our cost of goods. A decrease in quota restrictions or an increase in customs duties could harm our business by making needed materials scarce or by increasing the cost of such materials.

         OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY

         Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results, announcements by other designers and marketers of sportswear, and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

         OUR COMMON STOCK MAY BE DEEMED TO BE "PENNY STOCK"

         Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

         o  With a price of less than $5.00 per share;

         o  That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

         OUR STOCK PRICE COULD DECLINE DUE TO SEASONAL FLUCTUATIONS IN THE DEMAND FOR OUR PRODUCTS AND GENERAL ECONOMIC CONDITIONS

         Our business has been, and will continue to be, highly seasonal, and our quarterly operating results will fluctuate due to the seasonality of our sales of sportswear, among other things. Our sales tend to be highest during our first and second calendar quarters (i.e., January through June), and lowest during our third and fourth calendar quarters (i.e., July through December). Other factors contributing to the variability of our operating results include:

         o  Seasonal fluctuation in consumer demand;

         o  The timing and amount of orders from key customers; and

         o The timing and magnitude of sales of seasonal remainder merchandise and availability of products.

         In addition, any downturn, whether real or perceived, in general economic conditions or prospects could change consumer spending habits and decrease demand for our products.

         As a result of these and other factors, our operating results may fall below market analysts' expectations in some future quarters, and our stock price may decline.

         OUR OFFICERS AND DIRECTORS EXERCISE CONTROL OF THE COMPANY

         Our executive officers and directors beneficially own approximately 52.9% of our outstanding common stock. As a result, these shareholders acting together would be able to exert significant influence over most matters requiring shareholder approval, including the election of directors. They would also be able to delay or deter a change in control, which may result in shareholders not receiving a premium on their stock.

         WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of key executives and consultants, including Earl T. Ingarfield, our Chairman and Chief Executive Officer, Jerry L. Busiere, our Secretary, Treasurer and a Director, and Barnum Mow, Chief Executive Officer and President of our wholly-owned subsidiary and a Director of our company. The loss of the services of any of these people could materially harm our business because of the cost and time necessary to replace and train such personnel. Such a loss would also divert management attention away from operational issues. We do not have an employment agreement with Mr. Busiere. We have entered into three year employment agreements with Mr. Ingarfield and Mr. Mow, respectively. We do not maintain key-man life insurance policies on any of these people.

         WE FACE RISKS RELATED TO COLLECTION OF RECEIVABLES

         We extend credit to our customers based on an assessment of their financial circumstances, generally without requiring collateral. Our business is seasonal and we may, in the future, offer customer discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. Any such extended payment terms increase our exposure to the risk of uncollectible receivables. Some of our customers have experienced financial difficulties in the past, and future financial difficulties of customers could materially harm our business. We have a limited amount of experience in managing our credit and collection operations. Our inability to properly manage this credit risk and to collect trade credit will further strain our cash position and hamper our ability to pay our bills.

         WE COULD FAIL TO ANTICIPATE CHANGES IN FASHION TRENDS

         Fashion trends can change rapidly, and our business is particularly sensitive to such changes because we typically design and arrange for the manufacture of our apparel substantially in advance of sales of our products to consumers. We cannot assure you that we will accurately anticipate shifts in fashion trends, or in the popularity of golf, and adjust our merchandise mix to appeal to changing consumer tastes in apparel in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels, missed market opportunities or higher markdowns, any of which could substantially harm our business and our brand image.

         WE FACE SUBSTANTIAL COMPETITION IN OUR BUSINESS

         The sportswear and outerwear segments of the apparel industry are highly competitive. Competition is based primarily on brand recognition, product differentiation and quality, style and production flexibility. Our future growth and financial success depend on our ability to further penetrate and expand our distribution channels, including golf, corporate, international and retail sales. We encounter substantial competition in the golf distribution channel from Polo/Ralph Lauren, Cutter & Buck, Ashworth, Antiqua and Izod. Many of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products. Many of our competitors' brands also have greater name recognition than our brands. In addition, our competitors may be able to enter the emerging e-commerce marketplace more quickly or more efficiently than us. We cannot assure you that we will successfully compete in this industry.

         OUR FLEXIBILITY TO USE ANY CASH FROM OUR OPERATIONS OR EXTERNAL FINANCING MAY BE LIMITED DUE TO MINIMUM ROYALTY PAYMENTS

         We are required to pay minimum royalty payments under the licenses for the "Dockers Golf" and "British Open Collection," whether we sell licensed products or not. Our ability to use available cash as we see fit may be restricted due to our obligation to pay these minimum royalty payments. This could place a strain on our ability to pay other bills or to spend such cash in the most productive manner. As a result, we may not be able to purchase equipment, to take advantage of corporate opportunities or to maximize our operating results.

PART II

OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

         We are not aware of any legal proceedings involving our company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a), (b) and (d)  None.

         (c) SALES OF UNREGISTERED SECURITIES. Some of the transactions described below have been made by Lido Capital Corporation, an entity wholly-owned by Mr. Ingarfield, our Chairman and Chief Executive Officer. Because Mr. Ingarfield has exclusive control over Lido Capital Corporation, all transactions involving either Mr. Ingarfield or Lido Capital Corporation are reflected as transactions with Mr. Ingarfield.

         In January 2000, our company issued a total of 825,207 shares of common stock to Mr. Ingarfield for the conversion of $247,562 of indebtedness to equity at a price of $0.30 per share. In addition, our company issued a total of 416,667 shares of common stock to Mr. LaValliere for the conversion of $125,000 of indebtedness to equity at a price of $0.30 per share. An additional interest expense of $93,141 was recorded to value the shares at $0.375 per share to reflect a 20% discount on the conversion.

         In February 2000, our company issued a total of 695,583 shares of common stock to Mr. Ingarfield for the conversion of $236,498 of indebtedness to equity at a price of $0.34 per share. An additional interest expense of $67,472 was recorded to reflect to value the shares at $0.275 per share to reflect a 20% discount on the conversion. In addition, in February 2000, our company issued 1,200,000 shares to Barnum Mow in consideration of his employment. These shares were valued at $0.30 per share. See "Executive Compensation - Restricted Stock Grant."

         Between February 22, 2000 and May 12, 2000, our company sold subscriptions to purchase 9,714,941 shares of our common stock at a price of $0.35 per share for cash of $3.4 million. All of these shares were purchased by unrelated persons.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 ACT"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our company so as to make an informed investment decision. More specifically, and except with respect to the purchases by Lido Capital Corporation and Messrs. Ingarfield, Browning, LaValliere and Roderick, each purchaser signed a written subscription agreement with respect to their financial status and investment sophistication in which they represented and warranted, among other things, that they had:

         o the ability to bear the economic risks of an investment in the shares of common stock of our company;

         o a certain net worth sufficient to meet the suitability standards of our company; and

         o been provided with all material information requested by the purchaser or his or her representatives, and been provided an opportunity to ask questions of and receive answers from our company concerning our company and the terms of the offering.

         The sale of unregistered securities to Lido Capital Corporation and Messrs. Ingarfield, Browning, LaValliere and Roderick were exempt from registration pursuant to Section 4(2) of the 1933 Act and Regulation D promulgated under the 1933 Act. Each of these investors was an officer or director of our company at the time of purchase, except for Lido Capital Corporation, which was wholly-owned and controlled by an officer and director of our company, Mr. Ingarfield.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION.
         ------------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

(A)               EXHIBITS.

EXHIBIT
  NO.    DESCRIPTION                            LOCATION
  ---    -----------                            --------

  2.01   Stock Purchase and Sale Agreement      Incorporated by reference to
         dated as of December 18, 1998          Exhibit 2.01 to the Registrant's
         among our company, Avid Sportswear,    Registration Statement on
         Inc. and the shareholders of Avid      Form 10-SB (the "Registration
         Sportswear, Inc.                       Statement")

  3.01   Articles of Incorporation filed on     Incorporated by reference to
         September 19, 1997 with the Nevada     Exhibit 3.01 to the Registration
         Secretary of State                     Statement

  3.02   Amended Articles of Incorporation      Incorporated by reference to
         filed on May 12, 1999 with the         Exhibit 3.02 to the Registration
         Nevada Secretary of State              Statement

  3.03   Certificate of Amendment to            Incorporated by reference to
         Articles of Incorporation filed        Exhibit 3.03 to the Registration
         on May 27, 1999 with the Nevada        Statement
         Secretary of State

  3.04   Bylaws                                 Incorporated by reference to
                                                Exhibit 3.04 to the Registration
                                                Statement

  4.01   2000 Stock Incentive Plan              Incorporated by reference to
                                                Exhibit 4.01 to Amendment No. 2
                                                to the Registration Statement

 10.01   Agreement dated as of December 8,      Incorporated by reference to
         1998 between the Championship          Exhibit 10.01 to the
         Committee Merchandising Limited        Registration Statement
         and Avid Sportswear Inc.

 10.02   Lease dated as of March 1, 1999        Incorporated by reference to
         between F & B  Industrial              Exhibit 10.02 to the
         Investments, LLC and Avid              Registration Statement
         Sportswear, Inc.

 10.03   Lease dated as of April 30, 1999       Incorporated by reference to
         between Links Associates, Ltd.         Exhibit 10.03 to the
         and our company                        Registration Statement

 10.04   Employment Agreement dated as of,      Incorporated by reference to
         September 11, 1999 between Barnum      Exhibit 10.04 to the
         Mow and Avid Sportswear, Inc.          Registration Statement

 10.05   Trademark License Agreement dated      Incorporated by reference to
         as of May 10, 1999 between Levi        Exhibit 10.05 to Amendment No. 2
         Strauss & Co. and Avid Sportswear,     to the Registration Statement
         Inc.

EXHIBIT
  NO.    DESCRIPTION                            LOCATION
  ---    -----------                            --------

 10.06   Employment Agreement dated as of       Incorporated by reference to
         January 1, 1999 between                Exhibit 10.06 to the
         David E. Roderick and Avid             Registration Statement
         Sportswear, Inc.

 10.07   Promissory Note in the original        Incorporated by reference to
         principal amount of $180,000           Exhibit 10.07 to the
         dated as of June 4, 1999 from our      Registration Statement
         company to First State Bank

 10.08   Commercial Security Agreement          Incorporated by reference to
         dated as of November 17, 1999          Exhibit 10.08 to the
         between First State Bank and           Registration Statement
         our company

 10.09   Promissory Note dated as of            Incorporated by reference to
         November 17, 1999 in the               Exhibit 10.09 to the
         original principal amount of           Registration Statement
         $1,000,000 given by our
         company to First State Bank

 10.10   Business Loan Agreement dated as       Incorporated by reference to
         of November 17, 1999 between           Exhibit 10.10 to the
         First State Bank and our company       Registration Statement

 10.11   Convertible Revolving Demand Note      Incorporated by reference to
         dated as of December 1, 1999 in        Exhibit 10.11 to Amendment
         the original principal amount of       No. 2 to the Registration
         $550,000 given by our company to       Statement
         Earl Ingarfield

 10.12   Convertible Revolving Demand Note      Incorporated by reference to
         dated as of December 1, 1999 in        Exhibit 10.12 to Amendment
         the original principal amount of       No. 2 to the Registration
         $1,000,000 given by our company to     Statement
         Lido Capital Corporation

 10.13   Convertible Revolving Demand Note      Incorporated by reference to
         dated as of December 1, 1999 in        Exhibit 10.13 to Amendment
         the original principal amount of       No. 2 to the Registration
         $125,000 given by our company to       Statement
         Michael E. LaValliere

 10.14   Convertible Revolving Demand Note      Incorporated by reference to
         dated as of December 1, 1999 in        Exhibit 10.14 to Amendment
         the original principal amount of       No. 2 to the Registration
         $500,000 given by our company to       Statement
         Thomas Browning

 10.15   Convertible Revolving Demand Note      Incorporated by reference to
         dated as of December 1, 1999 in        Exhibit 10.15 to Amendment
         the original principal amount of       No. 2 to the Registration
         $200,000 given by our company to       Statement
         Daniel Paetz

 10.16   Executive Employment Agreement         Incorporated by reference to
         effective as of February 1, 2000       Exhibit 10.16 to Amendment
         between our company and Earl T.        No. 2 to the Registration
         Ingarfield                             Statement

 11.01   Statement re: Computation of           Not Applicable
         Earnings

15.01    Letter on unaudited interim            Provided herewith
         financial information

 16.01   Letter on Change in Certifying         Not Applicable
         Accountant

 21.01   Subsidiaries of our company            Incorporated by reference to
                                                Exhibit 21.01 to the
                                                Registration Statement

 23.01   Consent of Independent Accountants     Not Applicable

 24.01   Power of Attorney                      Not Applicable

EXHIBIT
  NO.    DESCRIPTION                            LOCATION
  ---    -----------                            --------

 27.01   Financial Data Schedule                Provided herewith


(B)  REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 22, 2000                       AVID SPORTSWEAR & GOLF CORP.

                                            By:  /s/ Jerry Busiere
                                                 -----------------
                                                 Jerry Busiere, Secretary