Form 10QSB
period 2000-06-30
AVID SPORTSWEAR & GOLF CORP
filed 2000-08-21
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

    (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

               For the quarterly period ended JUNE 30, 2000

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          AVID SPORTSWEAR & GOLF CORP.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)



NEVADA                                                     88-0374969
------                                                     ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


22 SOUTH LINKS AVENUE, STE. 204,
SARASOTA, FLORIDA                                            34236
---------------------------------                            -----
(Address of Principal Executive Offices                    (Zip Code)

                                 (941) 330-8051
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 44,114,405 shares of Common Stock outstanding as of August 15, 2000. This number does not include outstanding options to purchase Common Stock of the issuer.

PART I

FINANCIAL INFORMATION
---------------------

ITEM 1.  FINANCIAL STATEMENTS.

                          AVID SPORTSWEAR & GOLF CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2000 AND DECEMBER 31, 1999



                           AVID SPORTSWEAR & GOLF CORP.
                            Consolidated Balance Sheets

                                      ASSETS
                                      ------
                                                       June 30,     December 31,
                                                        2000            1999
                                                    ------------    ------------
                                                     (Unaudited)

CURRENT ASSETS

   Cash                                                 $ 525,175      $  237,407
   Accounts receivable, net                             1,745,677         315,804
   Inventory                                              997,345       1,885,390
   Prepaid expenses                                        24,520          20,000
                                                    --------------  -------------

      Total Current Assets                              3,292,717       2,458,601
                                                    --------------  -------------

EQUIPMENT

   Machinery and equipment                                413,535         378,531
   Furniture and fixtures                                 457,671         253,644
   Show booths                                            643,799         298,479
   Leasehold improvements                                  29,398          29,398
   Less:  accumulated depreciation                      (580,389)       (502,938)
                                                    --------------  -------------

      Total Equipment                                     964,014         457,114
                                                    --------------  -------------

OTHER ASSETS

   Note receivable - related                              417,003              --
   Goodwill, net                                        2,218,137       2,346,103
   Deposits                                                20,114          15,114
   Trademarks                                               2,902           2,902
                                                    --------------  -------------

      Total Other Assets                                2,658,156       2,364,119
                                                    --------------  --------------

      TOTAL ASSETS                                     $6,914,887      $5,279,834
                                                    ==============  ==============

                                        F-2


                           AVID SPORTSWEAR & GOLF CORP.
                      Consolidated Balance Sheets (Continued)


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------


                                                       June 30,     December 31,
                                                        2000            1999
                                                    --------------  -------------
                                                     (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                   $ 1,872,982     $ 1,504,858
   Accrued expenses                                       822,079         200,865
   Notes payable - related parties                        561,525         300,000
   Notes payable                                        1,100,000       1,735,524
   Subscribed stock                                         8,925          12,500
                                                    --------------  -------------

      Total Current Liabilities                         4,365,511       3,753,747
                                                    --------------  -------------

      Total Liabilities                                 4,365,511       3,753,747
                                                    --------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock; 10,000,000 shares authorized
     of $0.001 par value, zero issued and outstanding          --              --
   Common stock; 50,000,000 shares authorized of
     $0.001 par value, 44,114,406 and 26,374,022
     shares issued and outstanding                         44,114          26,374
   Additional paid-in capital                          13,455,697       7,092,848
   Common stock subscription receivable               (1,245,000)        (30,000)
   Accumulated deficit                                (9,705,435)     (5,563,135)
                                                    --------------  -------------

     Total Stockholders' Equity                         2,549,376       1,526,087
                                                    --------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 6,914,887     $ 5,279,834
                                                    =============   =============


                                       AVID SPORTSWEAR & GOLF CORP.
                                  Consolidated Statements of Operations
                                               (Unaudited)


                                           For the Six Months Ended           For the Three Months Ended
                                                   June 30,                            June 30,
                                       ---------------------------------      --------------------------
                                         2000                  1999               2000            1999
                                       ------------         ------------      -----------     ----------

SALES, NET                             $  3,667,924        $    1,183,042     $ 2,638,616     $ 785,999

COST OF GOODS SOLD                        3,370,557               805,833       2,596,264       681,494
                                       ------------        --------------     -----------     ---------

   Gross Margin (Deficit)                   297,367               377,209        (42,352)       104,505
                                       ------------        --------------     -----------     ---------

OPERATING EXPENSES

   Selling expenses                       1,286,761               252,207         675,277       139,495
   Depreciation and amortization
      expense                               205,417                84,827         109,821        51,657
   General and administrative expenses    2,652,306             2,055,484         828,467       428,292
                                       ------------        --------------     -----------     ---------
      Total Operating Expenses            4,144,484             2,392,518       1,613,565       619,444
                                       ------------        --------------     -----------     ---------
      Loss from Operations              (3,847,117)           (2,015,309)     (1,571,213)     (514,939)
                                       ------------        --------------     -----------     ---------

OTHER INCOME (EXPENSE)

   Interest income                              188                    --              --            --
   Interest expense                       (300,790)              (52,397)        (49,820)      (24,024)
   Gain on sale of asset                      5,419                    --              --            --
                                       ------------        --------------    ------------     ---------

      Total Other Income (Expense)        (295,183)              (52,397)        (49,820)      (24,024)
                                       ------------        --------------    ------------     ---------

INCOME TAX BENEFIT                               --                    --              --            --
                                       ------------        --------------    ------------     ---------

NET LOSS                               $(4,142,300)         $ (2,067,706)    $(1,621,033)     $(538,963)
                                       ============        ==============    ============     ==========

BASIC LOSS PER SHARE                   $     (0.13)         $      (0.30)    $     (0.09)     $   (0.08)
                                       ============        ==============    ============     ==========


                                       AVID SPORTSWEAR & GOLF CORP.
                             Consolidated Statements of Stockholders' Equity


                                        Common Stock         Additional
                                   -------------------        Paid-in       Subscription    Accumulated
                                      Shares    Amount        Capital        Receivable       Deficit
                                   ---------------------      --------      ------------    -----------

Balance, December 31, 1998         14,612,000   $14,612      $ 893,193      $ (60,000)        $ (527,157)

January 5, 1999, common stock
  issued for cash, services
  and debt, valued at $0.75
  per share                           590,000       590        441,910              --                 --

January 5, 1999, common stock
  issued for cash and debt,
  valued at $0.75 per share           866,670       867        649,133              --                 --

January 8, 1999, common stock
  issued for cash at $0.75 per
  share                               210,668       211        157,789              --                 --

January 8, 1999, warrants
  issued below market value                --        --         53,235              --                 --

January 11, 1999, common stock
  issued for cash and
  services, valued at $0.75
  per share                           560,000       560        419,440              --                 --

January 11, 1999, common stock
  issued for media services
  valued at $0.75 per share           800,000       800        599,200              --                 --

January 20, 1999, common stock
  issued for cash and services
  valued at $0.75 per share           160,000       160        119,840              --                 --

January 27, 1999, common stock
  issued to purchase Avid
  Sportswear valued at $0.75
  per share                         1,100,000     1,100        823,900              --                 --

February 4, 1999, common
  stock issued for cash at
  $0.75 per share                     372,002       372        278,630              --                 --
                                   ----------  --------     ----------      ----------         ----------
Balance Forward                    19,271,340  $ 19,272     $4,436,270      $ (60,000)         $(527,157)
                                   ----------  --------     ----------      ----------         ----------


                                       AVID SPORTSWEAR & GOLF CORP.
                       Consolidated Statements of Stockholders' Equity (Continued)


                                       Common Stock      Additional
                                  -------------------    Paid-in       Subscriptions    Accumulated
                                    Shares     Amount    Capital       Receivable       Deficit
                                  --------   --------    -------       ----------     -------------

Balance Forward                 19,271,340  $  19,272     $4,436,270   $ (60,000)       $ (527,157)

March 11, 1999, common
  stock issued for cash and
  services valued at $0.75
  per share                      1,220,000      1,220        913,780           --                --

March 11, 1999, common
  stock issued for cash at
  $0.75 per share                   83,334         83         62,417           --                --

March 11, 1999, common
  stock issued for cash at
  $0.75 per share                   18,334         18         13,732           --                --

May 28, 1999, common stock
  issued for cash at $0.75
  per share                        101,100        101         75,724           --                --

September 20, 1999, common
  stock issued for cash and
  services valued at $0.75
  per share                         50,000         50         37,450           --                --

December 28, 1999, common
  stock issued for conversion
  of debt to equity at
  $0.22 per share                5,344,200      5,344      1,170,380           --                --

Conversion of debt below
  market value                          --         --        293,381           --                --

December 31, 1999, common
  stock issued for cash at
  $0.35 per share                  285,714        286         99,714           --                --

Stock offering costs                    --         --       (10,000)           --                --

Receipt of stock subscription           --         --             --       30,000                --

Net loss for the year
  ended December 31,1999                --         --             --           --       (5,035,978)
                                ----------  ---------    -----------    ---------      ------------
Balance, December 31, 1999      26,374,022  $  26,374     $7,092,848    $(30,000)      $(5,563,135)
                                ==========  =========     ==========    =========      ============


                                       AVID SPORTSWEAR & GOLF CORP.
                       Consolidated Statements of Stockholders' Equity (Continued)


                                              Common Stock        Additional
                                         --------------------     Paid-in    Subscription    Accumulated
                                           Shares     Amount      Capital     Receivable       Deficit
                                         --------------------     -------    -------------   -----------

Balance, December 31, 1999             26,374,022   $  26,374    $ 7,092,848    $ (30,000)   $(5,563,135)

January 17, 2000, common
  stock issued for services
  at $0.30 per share
  (unaudited)                           1,200,000       1,200        358,800     (180,000)            --

January 17, 2000, options
  granted below market value
  (unaudited)                                  --          --         75,000            --            --

January 25, 2000, common
  stock issued for conversion
  of debt to equity at $0.375
  per share (unaudited)                 1,241,874       1,242        464,461            --             --

February 1, 2000, common
  stock issued for conversion
  of debt to equity at $0.437
  per share (unaudited)                   695,583         696        303,274            --             --

March 6, 2000, canceled 100,000
  shares common stock, issued in
  February 1998, at $0.15 per share
  and canceled subscription
  receivable in the amount of
  $15,000 (unaudited)                   (100,000)       (100)       (14,900)        15,000            --

Common stock issued for
  conversion of subscribed
  stock at $0.35 per share
  (unaudited)                           5,103,357       5,103      1,781,072            --            --

Common stock issued for cash
  at $0.35 per share
  (unaudited)                           7,955,218       7,955      2,740,763     1,050,000            --

Common stock issued for
  conversion of debt at $0.35
  per share (unaudited)                 1,294,352       1,294        451,729            --            --

Common stock issued for
  consulting contract at
  $0.58 per share (unaudited)             350,000         350        202,650            --            --

Net loss for the six months
  ended June 30, 2000
  (unaudited)                                  --          --             --            --    (4,142,300)
                                       ----------   ---------    -----------   -----------   ------------

Balance, June 30, 2000 (unaudited)     44,114,406   $ 44,114     $13,455,697  $(1,245,000)   $(9,705,435)
                                       ==========   =========    ===========    ==========   ============


                                         AVID SPORTSWEAR & GOLF CORP.
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                  For the Six Months                  For the Three Months
                                                        Ended                                 Ended
                                                       June 30,                              June 30,
                                              ----------------------------      -----------------------------
                                                    2000          1999                2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES          ------------    ------------      --------------      ---------

  Net (loss)                                  $(4,142,300)    $(2,067,706)      $(1,621,033)        $(538,963)

  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                 205,417           95,366           109,821           55,170
    Common stock issued for services,             611,935        1,075,000           284,322               --
     discounts
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable         (1,429,873)        (161,207)       (1,220,750)        (111,648)
    Increase for prepaid insurance                (9,520)         (47,231)          (14,520)         (50,400)
    (Increase) decrease in inventory              888,045        (276,059)           490,751        (195,759)
    Increase (decrease) in accounts payable       368,124          323,535           692,480           99,774
    Increase (decrease) in accrued expenses       621,214         (35,422)           377,701         (31,140)
                                              -----------      -----------        ----------        ---------
     Net Cash Used in Operating Activities    (2,886,958)      (1,093,724)         (901,228)        (772,966)

  CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment         (584,351)        (196,691)         (127,172)        (190,844)
                                              -----------      -----------        ----------        ---------
     Net Cash Used in Investing Activities      (584,351)        (196,691)         (127,172)        (190,844)

  CASH FLOWS FROM FINANCING ACTIVITIES

    Cash purchased with Avid Sportswear, Inc.          --           40,282                --               --

    Payment to Avid shareholders                       --        (725,000)                --               --
    Proceeds from notes payable                        --          973,450                --               --
    Payments on notes payable                   (549,521)      (1,852,561)         (514,105)               --
    Proceeds from related party notes payable   1,244,283          350,542           122,048          350,542
    Payment on convertible note payable                --         (26,750)                --         (26,750)
    Issuance of common stock for cash           1,698,718        2,056,034         1,698,718          591,326
    Receipt of related party receivable                --          304,455                --         (47,845)
    Increase in related party receivable        (417,003)               --          (41,003)               --
    Proceeds from subscribed stock              1,782,600           15,000             8,925           15,000
                                              -----------      -----------         ---------       ----------
     Net Cash Provided by Financing Activities  3,759,077        1,135,452           898,583          882,273

  NET INCREASE (DECREASE) IN CASH                 287,768        (154,963)         (129,817)         (81,537)

  CASH AND CASH EQUIVALENTS AT                    237,407          154,237           654,992           80,811
    BEGINNING OF PERIOD                        ----------     ------------        ----------       ----------

  CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                    $   525,175     $      (726)      $    525,175       $    (726)
                                              ===========     ============      ============       ==========


                                       AVID SPORTSWEAR & GOLF CORP.
                            Consolidated Statements of Cash Flows (Continued)
                                               (Unaudited)


                                                          For the Six Months   For the Three Months
                                                                Ended                  Ended
                                                               June 30,              June 30,
                                                          -------------------  ----------------------
                                                           2000       1999        2000        1999
                                                         --------  ----------  ----------   ---------
CASH PAID FOR:

  Interest                                             $    63,415    $   36,592   $  38,964   $ 36,592
  Income tax                                           $        --    $       --   $      --   $     --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Issuance of common stock for subsidiary              $        --    $  275,000   $      --   $275,000
  Issuance of common stock for debt                    $ 1,222,696    $       --   $ 453,023   $     --
  Issuance of common stock for services, discounts     $   611,935    $1,075,000   $ 284,322   $     --


                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the period ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated significant losses form operations for the years ended December 31, 1998 and 1999, and for the six months ended June 30, 2000 and has current liabilities in excess of current assets at June 30, 2000. For the year ended December 31, 2000, the Company anticipates a significant increase in sales volume from the 1999 level, requiring cash in excess of the cash generated from operations. Management has secured necessary cash to date from additional cash investments by existing shareholders and from the proceeds of a private placement of additional shares of Company stock; additional required cash is anticipated from borrowing from a senior lender.

NOTE 3 - RELATED PARTY RECEIVABLE

         Subsequent to June 30, 2000, a related party has accrued expenses and made payments on the note payable of approximately $528,000 which will be offset against the receivable.

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

PLAN OF OPERATIONS

      ADDITIONAL FUND RAISING ACTIVITIES. As of June 30, 2000, we had $525,175 cash-on-hand. We have historically funded our operations through a combination of internally generated cash, funds loaned to our company by certain of our officers and directors and through the sale of securities. We registered 14,988,640 shares of common stock issued pursuant to our company's private offerings and the Securities and Exchange Commission declared such registration statement effective on July 28, 2000. The sale of these shares is permitted in most states pursuant to registration or exemptions from registration. With respect to the remaining states, we are in the process of attempting to register such shares with the applicable state securities authorities. No assurance can be given that such registration in those states will be accomplished. These shares of common stock may be offered and sold from time to time by selling shareholders of our company, and none of the proceeds generated from such sales will be available to our company. See "Certain Business Risk Factors - Sales of common stock by private placement investors may cause our stock price to decline." We may need to raise additional funds to meet expected demand for our products in 2000 and beyond. Expenses are anticipated to increase in preparation for the upcoming season due to, among other things, the addition of the Dockers Golf and British Open Collection labels. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

      SUMMARY OF ANTICIPATED PRODUCT DEVELOPMENT. We spent approximately $350,000 on product development in 1999 and expect to spend approximately $500,000 on product development in 2000 in preparation for future seasons and in designing products for the Dockers Golf and British Open Collection labels. Because these product development efforts are in their infancy, we expect these efforts to continue into the foreseeable future. Initially, these efforts are expected to focus on golf-related apparel and may eventually include other types of apparel. Even after our product lines mature, we expect product development to remain a significant expense due to changing fashions and other factors. We expect a national roll-out of our Dockers Golf and British Open Collection labels in the Fall of 2000.

      SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2000, we expect to purchase computer hardware and software, telephone and embroidery equipment. We estimate that the cost of this equipment to be approximately $1,000,000.

      CHANGES IN NUMBER OF EMPLOYEES. We currently have 62 employees. As shown in the following chart, we anticipate hiring additional personnel during 2000 in connection with our expected growth plans. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.

                                                            PROJECTED
                                              CURRENT       EMPLOYEES
             DEPARTMENT                      EMPLOYEES         2000
             ----------                      ---------         ----
             Marketing and Sales                 7              7
             Embroidery and Sewing               25             32
             Warehousing and Delivery            9              10
             Design and Production Control       3              5
             Administrative and Other
                Support Positions                18             21
                                              --------       --------
             Total Employees                     62             75
                                              --------       --------
             Independent Contractors - Sales     33             34

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in our company's Consolidated Statement of Operations for the six months ended June 30, 2000 and 1999 and the three months ended June 30, 2000 and 1999:



                             PERCENTAGE OF SALES
                             -------------------

                                           SIX MONTHS         SIX MONTHS         THREE MONTHS ENDED       THREE MONTHS ENDED
                                          JUNE 30, 2000      JUNE 30, 1999         JUNE 30, 2000            JUNE 30, 1999
                                          -------------      -------------       ------------------       ------------------

             Sales, net                      100.0%            100.0%                 100.0%                   100.0%

             Cost of goods sold             (91.9%)           (68.1%)                (98.4%)                  (86.7%)

             Gross margin                      8.1%             31.9%                   1.6%                    13.3%

             Operating expenses            (113.0%)          (202.2%)                (61.2%)                  (78.8%)

             (Loss) from operations        (104.9%)          (170.4%)                (59.6%)                  (65.5%)

             Interest expense                (8.2%)            (4.4%)                 (1.9%)                   (3.1%)

             Net loss                      (112.9%)          (174.8%)                (61.4%)                  (68.6%)


THREE-MONTH PERIODS ENDED JUNE 30,2000 AND 1999

      Our results of operations for the three-month period ended June 30, 1999, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. We acquired Avid Sportswear, Inc. on March 1, 1999. Our results of operations in the three-month period ended June 30, 2000, also included three months of operations of our wholly-owned subsidiary.

      SALES, NET. Sales, net increased $1.9 million, or 235.7%, from $0.8 million to $2.6 million in the three months ended June 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

      COST OF GOODS SOLD. Cost of goods sold increased $1.9 million, or 281.0%, from $0.7 million to $2.6 million in the three months ended June 30, 2000 compared to the same period in the prior year, and cost of goods sold as a percentage of sales, net, increased from 86.7% in the three months ended June 30, 1999 to 98.4% in the three months ended June 30, 2000. This increase was primarily attributable to increased sales, net and the higher cost of materials incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines, as well as the need to ship goods to the company by air rather than ocean, the need to give concessions to customers caused by late shipping, and the liquidation of inventory from prior seasons.

      GROSS PROFIT. Gross profit decreased $62,153 in the three months ended June 30, 2000 compared to the same period in the prior year. Gross profit as a percentage of sales, net decreased from 13.3% to 1.6% in the three months ended June 30, 1999 and 2000, respectively. This decrease was primarily attributable to the increase in cost of goods sold in the current period compared to the same period in the prior year.

      SELLING EXPENSES. Selling expenses increased $0.5 million, or 384.1%, from $0.1 million to $0.7 million in the three months ended June 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the start-up costs incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.4 million, or 93.4%, from $0.4 million to $0.8 million in the three months ended June 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

      INTEREST EXPENSE. Interest expense increased $0.03 million, or 107.4%, in the three-month period ended June 30, 2000, compared to the same period in the prior year. This increase consisted primarily of interest paid in connection with bank loans.

      NET LOSS. Net loss increased $1.0 million, or 200.8%, from $0.5 million to $1.6 million in the three months ended June 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the increase in cost of goods sold, general and administrative expenses and interest expense in the three-month period ended June 30, 2000.

SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

      Our results of operations for the six-month period ended June 30, 1999, included four months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. Our results of operations in the six-month period ended June 30, 2000, included six months of operations of our wholly-owned subsidiary.

      SALES, NET. Sales, net increased $2.5 million, or 210.0%, from $1.2 million to $3.7 million in the six months ended June 30, 2000 compared to the same period in the prior year. This increase is primarily attributable to the introduction of the Dockers Golf and British Open Collection product lines. This increase was also partially attributable to the operations of our wholly-owned subsidiary, Avid Sportswear, Inc. The six-month period ended June 30, 2000, included six months of operating results compared to four months of operating results in the same period in the prior year.

      COST OF GOODS SOLD. Cost of goods sold increased $2.6 million, or 318.3%, from $0.8 million to $3.4 million in the six months ended June 30, 2000 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net, increased from 68.1% in the six months ended June 30, 1999 to 91.9% in the six months ended June 30, 2000. This increase was primarily attributable to increased sales, net and the higher cost of materials incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines, as well as the need to ship goods to the company by air rather than ocean, the need to give concessions to customers caused by late shipping, and the liquidation of inventory from prior seasons.

      GROSS PROFIT. Gross profit decreased $79,842 in the six months ended June 30, 2000 compared to the same period in the prior year. Gross profit as a percentage of sales, net decreased from 31.9% to 8.1% in the six months ended June 30, 1999 and 2000, respectively. This decrease was primarily attributable to the increase in cost of goods sold in the current period compared to the same period in the prior year.

      SELLING EXPENSES. Selling expenses increased $1.0 million, or 410.2%, from $0.3 million to $1.3 million in the six months ended June 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the start-up costs incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.6 million, or 29.0%, from $2.1 million to $2.7 million in the six months ended June 30, 2000 compared to the same period in the prior year. This increase was partially attributable to the operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

      INTEREST EXPENSE. Interest expense increased $0.2 million, or 474.1%, in the six-month period ended June 30, 2000, compared to the same period in the prior year. This increase consisted primarily of $0.16 million of interest expense to reflect a discount given in connection with the conversion of debt to equity. In total, during the six-month period ended June 30, 2000, $1.2 million of debt was converted into 3.2 million shares of common stock at an average price of $0.33 per share.

      NET LOSS. Net loss increased $2.1 million, or 100.3%, from $2.1 million to $4.1 million in the six months ended June 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the increase in cost of goods sold, general and administrative expenses and interest expense in the six-month period ended June 30, 2000.

      LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2000, we had $525,175 in cash-on-hand, consisting mainly of the net proceeds from the sale of common stock. A discussion of how we generated and used cash in the six-month period follows:

      OPERATING ACTIVITIES. Our operating activities used $2.9 million in cash during the six-month period ended June 30, 2000, consisting mainly of a net loss of $4.1 million and an increase in accounts receivable of $1.4 million. These items were partially offset by common stock issued for services valued at $0.4 million, depreciation and amortization expenses of $0.2 million, a decrease in inventory of $0.9 million, an increase in accounts payable of $0.4 million, and an increase in accrued expenses of $0.6 million.

      INVESTING ACTIVITIES. Our investing activities used $0.6 million in cash during the six-month period ended June 30, 2000, consisting mainly of the purchase of embroidery equipment, an exhibit booth for trade shows and computer equipment.

      FINANCING ACTIVITIES. Financing activities provided net cash of $3.8 million, generated mainly by the proceeds from related party notes payable of $1.2 million, the issuance of common stock for cash of $1.7 million and proceeds from subscribed stock of $1.8 million, offset by payments on notes payable of $0.5 million and an increase in related party receivables of $0.4 million.

      As of June 30, 2000, Earl Ingerfield, or entities controlled by Mr. Ingerfield, owed our company approximately $417,000. As of the date hereof, the related party has accrued expenses and made payments on the note payable of approximately $528,000, which results in a payable of our company $111,000.

      Due to the anticipated demand for our Dockers Golf and British Open Collection product lines, we will need to rely on external financing to fund our operations for the foreseeable future. Expenses are anticipated to increase in preparation of the upcoming season due to, among other things, the addition of the Dockers Golf and British Open Collection labels. Our need for funding will increase likewise. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

      Effective as of August 17, 2000, we entered into a factoring, letter of credit and revolving inventory facility. Under the terms of this arrangement, we will assign all invoices for collection on a non-recourse basis. We may borrow up to 75% of certain accounts receivable with a factoring commission rate of 0.75%. In addition, we may borrow up to 40% of certain inventory, subject to a borrowing limit of $2,500,000. In addition, a letter of credit was established in the amount of $3,500,000, subject to a reserve of 60% of available borrowing under the revolving facility. The term of the facility is one year and will automatically renew unless either party gives 60 days notice of its intent not to renew.

DEFAULT UNDER LICENSE

      On August 10, 2000 we received a letter from Dockers Golf that our company is in default of the license with Dockers Golf for failure to pay timely our royalty payments for May and June 2000 of approximately $106,000. We anticipate that such default will be cured within the next 45 days.

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

CERTAIN BUSINESS RISK FACTORS

      We are subject to various risks, which may have a material adverse effect on our company's business, financial condition and results of operations. Certain risks are discussed below:

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. In the six months ended June 30, 2000, we sustained a loss of $4.1 million. In the years ended December 31, 1999 and December 31, 1998, we sustained losses of $5.0 million and $0.5 million, respectively. The losses for 1998 exclude the operating results of our wholly-owned subsidiary because it was not acquired until March 1, 1999. Assuming the purchase of our wholly-owned subsidiary had occurred on January 1, 1998 instead of on March 1, 1999, we would have sustained losses of $1.5 million in 1998. Future losses are likely to occur. For the years ended December 31, 1999 and 1998, our independent auditors have noted that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

      WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS; DEFAULT UNDER DOCKERS GOLF LICENSE

      We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We may need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs and to fulfill our obligations under the licenses for the "Dockers Golf" and "British Open Collection" brands. These licenses require the payment of minimum guaranteed royalties, whether we sell licensed products or not. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations, and may also jeopardize our ability to satisfy the guaranteed minimum royalty obligations referred to above. Any of these events would be materially harmful to our business and may result in a lower stock price. On August 10, 2000 we received a letter from Dockers Golf that our company is in default of the license with Dockers Golf for failure to pay timely our royalty payments for May and June 2000 of approximately $106,000. We anticipate that such default will be cured within the next 45 days. The failure to cure such default would have a material adverse effect on our business.

      WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITOR

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

      WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      We had a working capital deficit of $1.3 million and $93,000 at December 31, 1999 and 1998, respectively. At June 30, 2000, we had a working capital deficit of $1.1 million. We had an accumulated deficit of $5.6 million and $760,099 at December 31, 1999 and 1998, respectively. At June 30, 2000, we had an accumulated deficit of $9.7 million.

      SALE OF COMMON STOCK BY PRIVATE PLACEMENT INVESTORS MAY CAUSE OUR STOCK PRICE TO DECLINE

      We have filed a Form SB-2 Registration Statement on behalf of selling shareholders with the Securities and Exchange Commission. This Registration Statement was declared effective July 28, 2000 by the Securities and Exchange Commission. The sale of these shares is permitted in most states pursuant to registration or exemptions from registration. With respect to the remaining states, we are in the process of attempting to register such shares with the applicable state securities authorities. No assurrance can be given that such registration in those states will be accomplished. These selling shareholders hold 14,988,640 shares of common stock, representing 32.6% of our company's outstanding capital stock. Such sales without corresponding demand may cause our stock price to decline.

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

      OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      Historically, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance.

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

PART II

OTHER INFORMATION.
-----------------

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

         We are not aware of any legal proceedings involving our company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         -----------------------------------------

         (a), (b) and (d) None.

         (c) SALES OF UNREGISTERED SECURITIES. Between February 22, 2000 and June 22, 2000, our company sold subscriptions to purchase 14,352,927 shares of our common stock at a price of $0.35 per share for cash of $5.0 million. All of these shares were purchased by unrelated persons.

         In June 2000, our company issued 350,000 shares of common stock to Persia Consulting Group, Inc. in exchange for consulting services provided under a Consulting Agreement dated June 22, 2000. These consulting services were valued at $203,000. In addition, in June 2000, Mr. LaValliere elected to tender a $60,523 receivable owed to him by the company under the terms of the private placement offering in exchange for 172,923 shares to of our common stock.

      In June 2000, our company issued a total of 1,294,352 shares of common stock for the conversion of debt to equity at a price of $0.35 per share, including 172,923 shares to Mr. LaValliere and 1,121,429 shares to unrelated persons. Mr. LaValliere and unrelated persons converted indebtedness of $60,523 and $392,500 respectively.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 ACT"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our company so as to make an informed investment decision. More specifically, each purchaser signed a written subscription agreement with respect to their financial status and investment sophistication in which they represented and warranted, among other things, that they had:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION.
         -----------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------
(A)      EXHIBITS.



EXHIBIT
  NO.    DESCRIPTION                                             LOCATION
  ---    -----------                                             --------
  2.01   Stock Purchase and Sale Agreement dated as of           Incorporated by reference to Exhibit 2.01 to the
         December 18, 1998 among our company, Avid               Registrant's Registration Statement on Form 10-SB
         Sportswera, Inc. and the shareholders of Avid           (the "Registration Statement")
         Sportswear, Inc.

  3.01   Articles of Incorporation filed on September            Incorporated by reference to Exhibit 3.01 to the
         19, 1997 with the Nevada Secretary of State             Registration Statement

  3.02   Amended Articles of Incorporation filed on              Incorporated by reference to Exhibit 3.02 to the
         May 12, with the Nevada Secretary of                    Registration Statement
         State

  3.03   Certificate of Amendment to Articles of                 Incorporated  by reference to Exhibit 3.03 to the
         Incorporation filed on May 27, 1999 with the            Registration Statement
         Nevada Secretary of State

  3.04   Bylaws                                                  Incorporated by reference to Exhibit 3.04 to the
                                                                 Registration Statement

  4.01   2000 Stock Incentive Plan                               Incorporated by reference to Exhibit 4.01 to
                                                                 Amendment No. 2 to the Registration Statement

 10.01   Agreement dated as of December 8, 1998                  Incorporated by reference to Exhibit 10.01 to the
         between the Championship Committee                      Registration Statement
         Merchandising Limited and Avid Sportswear
         Inc.

 10.02   Lease dated as of March 1, 1999 between F &             Incorporated by reference to Exhibit 10.02 to the
         B Industrial Investments, LLC and Avid                  Registration Statement
         Sportswear, Inc.

 10.03   Lease dated as of April 30, 1999 between                Incorporated by reference to Exhibit 10.03 to the
         Links Associates, Ltd. and our company                  Registration Statement

 10.04   Employment Agreement dated as of September              Incorporated by reference to Exhibit 10.04 to the
         11, 1999 between Barnum Mow and Avid                    Registration Statement
         Sportswear, Inc.

 10.05   Trademark License Agreement dated as of                 Incorporated by reference to Exhibit 10.05 to
         May 10, 1999 between Levi Strauss & Co. and             Amendment No. 2 to the Registration Statement
         Co. and Avid Sportswear, Inc.

 10.06   Employment Agreement dated  January 1,                  Incorpoated by reference to Exhibit 10.06 to the
         1999 between David E. Roderick and Avid                 Registration Statement
         Sportswear, Inc.

 10.07   Promissory Note in the original principal               Incorporated by reference to Exhibit 10.07 to the
         amount of $180,000 dated as of June 4, 1999             Registration Statement
         from our company to First State Bank

 10.08   Commercial Security Agreement dated as of               Incorporated by reference to Exhibit 10.08 to the
         November 17, 1999 between First State Bank              Registration Statement
         and our company




EXHIBIT
  NO.    DESCRIPTION                                             LOCATION
  ---    -----------                                             --------
 10.09   Promissory Note dated as of November 17,                Incorporated by reference to Exhibit 10.09 to the
         in the original principal amount of                     Registration Statement
         $1,000,000 given by our company
         to First State Bank

 10.10   Business  Loan  Agreement  dated as                     Incorporated  by reference to Exhibit 10.10 to the
         November 17, 1999 between First State                   Registration Statement
         Bank and our company

 10.11   Convertible Revolving Demand Note dated                 Incorporated by reference to Exhibit 10.11
         of December 1, 1999 in the original principal           to Amendment No. 2 to the Registration Statement
         amount of $550,000 given by our company to
         Earl Ingarfield

 10.12   Convertible Revolving Demand Note dated as              Incorporated by reference to to Exhibit 10.11 to
         of December 1, 1999 in the original principal           Amendment No. 2 to the Registration Statement
         amount of $1,000,000 given by our company
         Lido Capital Corporation

 10.13   Convertible Revolving Demand Note dated as              Incorporated by reference to Exhibit 10.13 to
         of December 1, 1999 in the original principal           Amendment No. 2 to the Registration Statement
         amount of $125,000 given by our company to
         Michael E. LaValliere

 10.14   Convertible Revolving Demand Note dated as              Incorporated by reference to Exhibit 10.14 to
         of December 1, 1999 in the original principal           Amendment No. 2 to the Registration Statement
         amount of $500,000 given by our company to
         Thomas Browning

 10.15   Revolving Demand Note dated as of December              Incorporated by reference to Exhibit 10.15 to
         1, 1999 in the original principal amount of             Amendment No. 2 to the Registration Statement
         $200,000 given by our company to Daniel
         Paetz

 10.16   Executive Employment Agreement effective as             Incorporated by reference to Exhibit 10.16 to
         of February 1, 2000 between our company and             Amendment No. 2 to the Registration Statement
         Earl T. Ingarfield

 10.17   Consulting Agreement dated as of June 22,               Incorporated by reference to Exhibit 10.17 to the
         2000 between Persia Consulting Group, Inc.              Registrant's Registration Statement on Form SB-2
         and our company

 11.01   Statement re: Computation of Earnings                   Not Applicable

 15.01   Letter on unaudited interim financial                   Not Applicable
         information

 16.01   Letter on Change in Certifying Accountant               Not Applicable

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

Date: August 14, 2000                      AVID SPORTSWEAR & GOLF CORP.


                                           By: /s/ Jerry Busiere
                                               -----------------------
                                               Jerry Busiere, Secretary