Form 10QSB
period 2000-09-30
AVID SPORTSWEAR & GOLF CORP
filed 2000-11-17
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                    For the quarterly period ended SEPTEMBER 30, 2000

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from _______ to _______.

                          Commission File No. 000-28321

                               AVID SPORTSWEAR & GOLF CORP.
                               ----------------------------
                      (Name of Small Business Issuer in Its Charter)

NEVADA                                                               88-0374969
------                                                               ----------
(State or Other Jurisdiction of Incorporation                        (I.R.S. Employer Identification No.)
or Organization)

22 SOUTH LINKS AVENUE, STE. 204, SARASOTA, FLORIDA                   34236
--------------------------------------------------                   -----
(Address of Principal Executive Offices)                             (Zip Code)

                                           (941) 330-8051
                          (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      There were 44,179,406 shares of Common Stock outstanding as of November 10, 2000. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

PART I

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                          AVID SPORTSWEAR & GOLF CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                          AVID SPORTSWEAR & GOLF CORP.

                           Consolidated Balance Sheets

                                     ASSETS

                                                       September 30,   December 31,
                                                           2000            1999
                                                           ----            ----
                                                        (Unaudited)

CURRENT ASSETS

  Cash                                                 $          --   $     237,407
  Accounts receivable, net                                        --         315,804
  Inventory                                                4,298,807       1,885,390
  Prepaid expenses                                           123,826          20,000
                                                       -------------   -------------

   Total Current Assets                                    4,422,633       2,458,601
                                                       -------------   -------------

EQUIPMENT

  Machinery and equipment                                    539,075         378,531
  Furniture and fixtures                                      98,198         253,644
  Show booths                                                745,160         298,479
  Computers and software                                     338,443              --
  Leasehold improvements                                      30,698          29,398
  Less:  accumulated depreciation                          (627,607)       (502,938)
                                                       -------------   -------------

   Total Equipment                                         1,123,967         457,114
                                                       -------------   -------------

OTHER ASSETS

  Goodwill, net                                            2,154,154       2,346,103
  Deposits                                                    20,114          15,114
  Trademarks                                                   2,902           2,902
                                                       -------------   -------------

   Total Other Assets                                      2,177,170       2,364,119
                                                       -------------   -------------

   TOTAL ASSETS                                        $   7,723,770   $   5,279,834


                                    AVID SPORTSWEAR & GOLF CORP.
                               Consolidated Balance Sheets (Continued)

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30,           December 31,
                                                                    2000                   1999
                                                                    ----                   ----
                                                                (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                                              $          28,355    $                 --
  Accounts payable                                                    4,662,446               1,504,858
  Accrued expenses                                                      349,449                 200,865
  Equipment leases payable - current                                     39,698                      --
  Due to factor                                                         127,823                      --
  Notes payable - related parties - current                             450,000                 300,000
  Notes payable - current                                               150,000               1,735,524
  Subscribed stock                                                        8,575                  12,500
                                                              -----------------    --------------------

    Total Current Liabilities                                         5,816,346               3,753,747
                                                              -----------------    --------------------

LONG-TERM LIABILITIES

  Equipment leases payable                                              111,711                      --
  Notes payable - related parties                                       651,646                      --
                                                              -----------------    --------------------

    Total Long-Term Liabilities                                         763,357                      --
                                                              -----------------    --------------------

    Total Liabilities                                                 6,579,703               3,753,747
                                                              -----------------    --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock; 10,000,000 shares authorized of
    $0.001 par value, zero issued and outstanding                            --                      --
  Common stock; 50,000,000 shares authorized of
    $0.001 par value, 44,114,406 and 26,374,022
    shares issued and outstanding                                        44,129                  26,374
  Additional paid-in capital                                         13,460,932               7,092,848
  Common stock subscription receivable                                 (840,000)                (30,000)
  Accumulated deficit                                               (11,520,994)             (5,563,135)
                                                              -----------------    --------------------

    Total Stockholders' Equity                                        1,144,067               1,526,087
                                                              -----------------    --------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                $     7,723,770       $       5,279,834
                                                              -----------------    --------------------

                                    AVID SPORTSWEAR & GOLF CORP.

                                Consolidated Statements of Operations

                                             (Unaudited)

                                                      For the Nine Months Ended          For the Three Months Ended
                                                            September 30,                      September 30,
                                                            -------------                      -------------
                                                       2000               1999              2000             1999
                                                       ----               ----              ----             ----

SALES, NET                                         $     5,912,021   $     2,340,939   $     2,244,097    $    781,808

COST OF GOODS SOLD                                       5,027,164         1,623,989         1,656,607         402,596
                                                   ---------------   ---------------   ---------------    ------------

  Gross Margin                                             884,857           716,950           587,490         379,212
                                                   ---------------   ---------------   ---------------    ------------

OPERATING EXPENSES

  Selling expenses                                       2,465,365           529,677         1,178,604         148,456
  Depreciation and amortization
    expense                                                321,269           163,010           115,852          71,157
  General and administrative expenses                    3,773,047         2,409,958         1,120,741         256,456
                                                   ---------------   ---------------   ---------------    ------------

    Total Operating Expenses                             6,559,681         3,102,645         2,415,197         467,069
                                                   ---------------   ---------------   ---------------    ------------

    Loss from Operations                                (5,674,824)       (2,385,695)       (1,827,707)        (96,857)
                                                   ---------------   ---------------   ---------------    ------------

OTHER INCOME (EXPENSE)

  Interest income                                            1,820                --             1,632              --
  Interest expense                                        (321,902)          (39,870)          (21,112)        (17,500)
  Gain on sale of asset                                     50,206                --            44,787              --
  Loss on abandonment of asset                             (13,159)                --          (13,159)              --
                                                   ---------------   ---------------   ---------------    ------------

    Total Other Income (Expense)                          (283,035)          (39,870)           12,148         (17,500)
                                                   ---------------   ---------------   ---------------    ------------

INCOME TAX BENEFIT                                              --                --                --              --
                                                   ---------------   ---------------   ---------------    ------------

NET LOSS                                            $   (5,957,859)    $  (2,425,565)    $  (1,815,559)    $  (114,357)
                                                   ===============   ===============   ===============    ============

BASIC LOSS PER SHARE                                $        (0.13)    $       (0.16)    $       (0.09)    $     (0.01)
                                                   ===============   ===============   ===============    ============

                                    AVID SPORTSWEAR & GOLF CORP.
                           Consolidated Statements of Stockholders' Equity

                                                                               Additional
                                                       Common Stock              Paid-in        Subscriptions     Accumulated
                                                   Shares         Amount         Capital         Receivable         Deficit
                                                   ------         ------         -------         ----------         -------

Balance, December 31, 1998                       14,612,000         $14,612       $ 893,193        $  (60,000)       $ (527,157)

January 5, 1999, common stock issued for
  cash, services and debt, valued at $0.75
  per share                                         590,000             590         441,910                --                --

January 5, 1999, common stock issued for cash
  and debt, valued at $0.75 per share               866,670             867         649,133                --                --

January 8, 1999, common stock issued for cash
  at $0.75 per share                                210,668             211         157,789                --                --

January 8, 1999, warrants issued below market
  value                                                  --              --          53,235                --                --

January 11, 1999, common stock issued for
  cash and services, valued at $0.75 per
  share                                             560,000             560         419,440                --                --

January 11, 1999, common stock issued for
  media services valued at $0.75 per share          800,000             800         599,200                --                --

January 20, 1999, common stock issued for
  cash and services valued at $0.75 per share       160,000             160         119,840                --                --

January 27, 1999, common stock issued to
  purchase Avid Sportswear valued at $0.75
  per share                                       1,100,000           1,100         823,900                --                --

February 4, 1999, common stock issued for
  cash at $0.75 per share                           372,002             372         278,630                --                --
                                                 ----------        --------      ----------         ---------         ---------

Balance Forward                                  19,271,340        $ 19,272      $4,436,270        $  (60,000)        $(527,157)
                                                 ----------        --------      ----------         ---------         ---------

                                           AVID SPORTSWEAR & GOLF CORP.
                            Consolidated Statements of Stockholders' Equity (Continued)

                                                                              Additional
                                                     Common Stock             Paid-in        Subscriptions       Accumulated
                                               Shares          Amount         Capital         Receivable          Deficit
                                               ------          ------         -------         ----------          -------

Balance Forward                              19,271,340        $  19,272     $ 4,436,270        $  (60,000)        $  (527,157)

March 11, 1999, common stock issued for
   cash and services valued at $0.75 per
   share                                      1,220,000            1,220         913,780                --                  --

March 11, 1999, common stock issued for
   cash at $0.75 per share                       83,334               83          62,417                --                  --

March 11, 1999, common stock issued for
   cash at $0.75 per share                       18,334               18          13,732                --                  --

May 28, 1999, common stock issued for
   cash at $0.75 per share                      101,100              101          75,724                --                  --

September 20, 1999, common stock issued
   for cash and services valued at $0.75
   per share                                     50,000               50          37,450                --                  --

December 28, 1999, common stock issued
   for conversion of debt to equity at
   $0.22 per share                            5,344,200            5,344       1,170,380                --                  --

Conversion of debt below market value
                                                     --               --         293,381                --                  --

December 31, 1999, common stock issued
   for cash at $0.35 per share                  285,714              286          99,714                --                  --

Stock offering costs                                 --               --        (10,000)                --                  --

Receipt of stock subscription                        --               --              --            30,000                  --

Net loss for the year ended
   December 31,1999                                  --               --              --                --          (5,035,978)
                                             ----------        ---------     -----------        ---------          ----------

Balance, December 31, 1999                   26,374,022        $  26,374     $ 7,092,848        $ (30,000)         $(5,563,135)
                                             ==========        =========     ===========        =========           ==========

                                           AVID SPORTSWEAR & GOLF CORP.
                            Consolidated Statements of Stockholders' Equity (Continued)

                                                                                Additional
                                                      Common Stock              Paid-in         Subscriptions   Accumulated
                                                 Shares         Amount          Capital          Receivable         Deficit
                                                 ------         ------          -------          ----------         -------

Balance, December 31, 1999                    26,374,022        $  26,374       $ 7,092,848        $  (30,000)       $(5,563,135)

January 17, 2000, common stock issued for
   services at $0.30 per share (unaudited)
                                               1,200,000            1,200           358,800           (90,000)                --

January 17, 2000, options granted below
   market value (unaudited)                           --               --            75,000                --                 --

January 25, 2000, common stock issued for
   conversion of debt to equity at $0.375
   per share (unaudited)                       1,241,874            1,242           464,461                --                 --

February 1, 2000, common stock issued for
   conversion of debt to equity at $0.437
   per share (unaudited)                         695,583              696           303,274                --                 --

March 6, 2000, canceled 100,000 shares
   common stock, issued in February 1998,
   at $0.15 per share and canceled subscription
   receivable in the amount of $15,000
   (unaudited)                                  (100,000)            (100)          (14,900)           15,000                 --

Common stock issued for conversion of
   subscribed stock at $0.35 per share
   (unaudited)                                 5,103,357            5,103         1,781,072                --                 --

Common stock issued for cash at $0.35 per
   share (unaudited)                           7,955,218            7,955         2,740,763          (735,000)                --

Common stock issued for conversion of debt
   at $0.35 per share (unaudited)              1,294,352            1,294           451,729                --                 --

Common stock issued for consulting contract
   at $0.58 per share (unaudited)                350,000              350           202,650                --                 --

Common stock issued for consulting services
   at $0.35 per share (unaudited)                 15,000               15             5,235                --                 --

Net loss for the nine months ended
   September 30, 2000 (unaudited)                     --               --                --                --         (5,957,859)
                                              ----------        ---------       -----------         ---------        -----------

Balance, September 30, 2000 (unaudited)
                                              44,129,406          $44,129       $13,460,932        $ (840,000)      $(11,520,994)
                                              ==========        =========       ===========         =========        ===========

                                    AVID SPORTSWEAR & GOLF CORP.
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                                             For the Nine Months Ended
                                                                                                   September 30,
                                                                                                   -------------
                                                                                               2000             1999
                                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                                                                 $ (5,957,859)    $(2,425,565)
  Adjustments to reconcile net (loss) to net cash used in operating activities:
     Depreciation and amortization                                                                321,269         163,010
     Common stock issued for services, discounts                                                  707,185       1,475,000
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                   315,804         199,061
     (Increase) decrease for prepaid insurance                                                   (103,826)         (8,165)
     (Increase) decrease in inventory                                                          (2,413,417)       (467,272)
     (Increase) decrease in deposits                                                              (5,000)              --
     Increase (decrease) in cash overdraft                                                         28,355              --
     Increase (decrease) in accounts payable                                                    3,157,588         294,012
     Increase (decrease) in accrued expenses                                                      148,584         119,827
     Increase (decrease) in leases payable                                                        151,409              --
     Increase (decrease) in due to factor                                                         127,823              --
                                                                                             ------------     -----------

       Net Cash Used in Operating Activities                                                   (3,522,085)       (650,092)
                                                                                             ------------     -----------

  CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                                                         (796,173)       (365,977)
                                                                                             ------------     -----------

       Net Cash Used in Investing Activities                                                     (796,173)       (365,977)
                                                                                             ------------     -----------

  CASH FLOWS FROM FINANCING ACTIVITIES

     Cash purchased with Avid Sportswear, Inc.                                                         --          40,282
     Payment to Avid shareholders                                                                      --        (725,000)
     Proceeds from notes payable                                                                       --       1,340,735
     Payments on notes payable                                                                 (1,499,521)     (2,006,061)
     Proceeds from related party notes payable                                                  1,784,404              --
     Issuance of common stock for cash                                                          2,013,718       1,859,576
     Receipt of related party receivable                                                               --         352,300
     Proceeds from subscribed stock                                                             1,782,250              --
                                                                                             ------------     -----------

       Net Cash Provided by Financing Activities                                                4,080,851         861,832
                                                                                             ------------     -----------

  NET INCREASE (DECREASE) IN CASH                                                                (237,407)       (154,237)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                237,407         154,237
                                                                                             ------------     -----------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $         --     $        --
                                                                                             ============     ===========


                                    AVID SPORTSWEAR & GOLF CORP.
                          Consolidated Statements of Cash Flows (Continued)
                                             (Unaudited)

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                            -------------
                                                                        2000            1999
                                                                        ----            ----

CASH PAID FOR:

  Interest                                                          $     63,415     $    36,592
  Income tax                                                        $         --     $        --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Issuance of common stock for subsidiary                           $         --     $   275,000
  Issuance of common stock for debt                                 $  1,222,696     $        --
  Issuance of common stock for services, discounts                  $    707,185      $1,475,000

                          AVID SPORTSWEAR & GOLF CORP.
                      Notes to the Consolidated Financial Statements
                         September 30, 2000 and December 31, 1999


NOTE 1 -    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

            The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated significant losses from operations for the years ended December 31, 1998 and 1999, and for the nine months ended September 30, 2000 and has current liabilities in excess of current assets at September 30, 2000. For the year ended December 31, 2000, the Company anticipates a significant increase in sales volume from the 1999 level, requiring cash in excess of the cash generated from operations. Management has secured necessary cash to date from additional cash investments by existing shareholders and from the proceeds of a private placement of additional shares of Company stock; additional required cash is anticipated from borrowing from a senior lender. However, there can be no assurance that the Company will be able to raise the additional required cash.

NOTE 3 -    DUE TO FACTOR

            In August 2000, Avid Sportswear, Inc. (Avid), the wholly-owned subsidiary of Avid Sportswear and Golf Corp., entered into a factoring, revolving credit and trade finance agreement with a factor. Under this agreement, which has an initial term expiring in August 2001 and continuing on an annual basis thereafter, Avid assigns substantially all of its accounts receivable to the factor, typically on a non-recourse basis. Avid may request advances up to 75% of the eligible net sales and up to 40% of eligible inventory. Advances against inventory may not exceed $2,500,000 at any one time. The factor charges Avid a fee on the net sales factored and interest on the amounts advanced at the factor's index rate plus 4.29%. The index rate was 6.5%, at September 30, 2000, corresponding to an interest rate of 10.79%. Avid is subject to financial covenants under the agreement including the requirement to maintain a minimum tangible net worth and minimum working capital. Such covenants are effective on December 31, 2000.

                          AVID SPORTSWEAR & GOLF CORP.
                      Notes to the Consolidated Financial Statements
                         September 30, 2000 and December 31, 1999


NOTE 3 -    DUE TO FACTOR (Continued)

            Outstanding factored receivables:
               Without recourse                       $  796,308
               With recourse                             860,405
                                                       1,656,713
                                                      ----------
            Advances                                  (1,651,350)
                                                      ----------
                                                      $    5,363
                                                      ==========

            Avid has an agreement with the factor to open letters of credit to facilitate the purchase of inventory. Letters of credit are opened as needed, subject to factor approval, and are secured by the acquired inventories. Open letters of credit may not exceed $3,500,000 at any time. The amount of open letters of credit was $710,453 at September 30, 2000.

            Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of the assets of Avid, except fixed assets, and are guaranteed by the parent. All indebtedness due to the factor is additionally guaranteed by a shareholder up to a limit of $375,000.

NOTE 4 -    SUBSEQUENT EVENTS

            CONVERTIBLE DEBENTURES

            The Company has raised $300,000 in gross proceeds and $255,000 in net proceeds in the form of convertible debentures. Terms of the convertible debentures are as follows: 6% convertible debentures principal and accrued interest due by November 1, 2005. The debenture holders are entitled to convert all or any part of the principal amount plus accrued interest into shares of the Company's common stock equal to either (a) an amount equal to 120% of the closing bid price of the Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest closing bid price for twenty trading days immediately preceding the conversion date. The Company is obligated to register the resale of the conversion shares under the Securities Act of 1933. The debentures are subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $500,000. The Company shall have the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures by giving the debenture holder not less than five days prior written notice if the closing bid price of the Company's common stock is $1.25 or higher per share for ten consecutive trading days or upon the five year anniversary of the debenture issuance.

            SUBSCRIPTION RECEIVABLE

            The Company has received $125,000 of the subscription receivable.

ITEM 2.     MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

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

PLAN OF OPERATIONS

      ADDITIONAL FUND RAISING ACTIVITIES. As of September 30, 2000, we had no cash-on-hand. We have historically funded our operations through a combination of internally generated cash, funds loaned to our company by certain of our officers and directors and through the sale of securities. We may need to raise additional funds to meet expected demand for our products for the remainder of 2000 and beyond. Our current liabilities exceeded our current assets as of September 30, 2000. Expenses have increased due to, among other things, the addition of the Dockers Golf and British Open Collection labels. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

      We registered on behalf of certain shareholders 14,988,640 shares of common stock issued pursuant to our company's private offerings, which registration statement became effective on July 28, 2000. The sale of these shares is permitted in most states pursuant to registration or exemptions from registration. These shares of common stock may be offered and sold from time to time by selling shareholders of our company, and none of the proceeds generated from such sales will be available to our company. See "Certain Business Risk Factors - Sales of common stock by private placement investors may cause our stock price to decline."

      SUMMARY OF ANTICIPATED PRODUCT DEVELOPMENT. We spent approximately $350,000 on product development in 1999 and expect to spend approximately $500,000 on product development in 2000 in preparation for future seasons and in designing products for the Dockers Golf and British Open Collection labels. Because these product development efforts are in their infancy, we expect these efforts to continue into the foreseeable future. Initially, these efforts are expected to focus on golf-related apparel and may eventually include other types of apparel. Even after our product lines mature, we expect product development to remain a significant expense due to changing fashions and other factors. We commenced a national roll-out of our Dockers Golf and British Open Collection labels in the Fall of 2000.

      SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2000, we expect to purchase computer hardware and software, telephone and embroidery equipment. We estimate that the cost of this equipment to be approximately $1,000,000.

      CHANGES IN NUMBER OF EMPLOYEES. We currently have 62 employees. As shown in the following chart, we anticipate hiring additional personnel during 2001 in connection with our expected growth plans. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.

                                                            PROJECTED
                                              CURRENT       EMPLOYEES
             DEPARTMENT                      EMPLOYEES         2001
             ----------                      ---------         ----
             Marketing and Sales                 7              9
             Embroidery and Sewing               25             30
             Warehousing and Delivery            9              11
             Design and Production Control       3              4
             Administrative and Other
                   Support Positions             18             20
                                              --------       --------
             Total Employees                     62             74
                                              --------       --------
             Independent Contractors -           33             36
             Sales
                                              --------       --------

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in our company's Consolidated Statement of Operations for the nine months ended September 30, 2000 and 1999 and the three months ended September 30, 2000 and 1999:

                                         PERCENTAGE OF SALES

                            NINE MONTHS          NINE MONTHS ENDED        THREE MONTHS           THREE MONTHS
                               ENDED               SEPTEMBER 30,             ENDED                  ENDED
                           SEPTEMBER 30,               1999              SEPTEMBER  30,         SEPTEMBER 30,
                                2000                                          2000                   1999
                                ----                                          ----                   ----

Sales, net                          100.0%                  100.0%                100.0%                 100.0%

Cost of goods sold                  (85.0%)                 (69.4%)               (73.8%)                (51.5%)

Gross margin                         15.0%                  30.6%                  26.2%                  48.5%

Operating expenses                 (111.0%)               (132.5%)               (107.6%)                (60.9%)

(Loss) from operations              (96.0%)               (101.9%)                (81.5%)                (12.4%)

Interest expense                     (5.4%)                 (1.7%)                 (0.9%)                 (2.2%)

Net loss                           (100.8%)               (103.6%)                (80.9%)                (14.6%)

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

      Our results of operations for the three-month period ended September 30, 1999, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. We acquired Avid Sportswear, Inc. on March 1, 1999. Our results of operations in the three-month period ended September 30, 2000, also included three months of operations of our wholly-owned subsidiary.

      SALES, NET. Sales, net increased $1.5 million, or 187.0%, from $0.8 million to $2.2 million in the three months ended September 30, 2000 compared to the same period in the prior year. This increase is attributable to sales in connection with the introduction of the Dockers Golf and British Open Collection.

      COST OF GOODS SOLD. Cost of goods sold increased $1.3 million, or 311.5%, from $0.4 million to $1.7 million in the three months ended September 30, 2000 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net, increased from 51.5% in the three months ended September 30, 1999 to 73.8% in the three months ended September 30, 2000. This increase was primarily attributable to increased sales, net and the higher cost of materials and freight incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines, as well as the need to give concessions to customers caused by late shipping, and the liquidation of inventory from prior seasons.

      GROSS PROFIT. Gross profit increased $0.2 million in the three months ended September 30, 2000 compared to the same period in the prior year. Gross profit as a percentage of sales, net decreased from 48.5% to 26.2% in the three months ended September 30, 1999 and 2000, respectively. This decrease was primarily attributable to the increase in cost of goods sold in the current period compared to the same period in the prior year.

      SELLING EXPENSES. Selling expenses increased $1.0 million, or 693.9%, from $0.1 million to $1.2 million in the three months ended September 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the start-up costs incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.9 million, or 337.0%, from $0.3 million to $1.1 million in the three months ended September 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the start-up costs incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines.

      INTEREST EXPENSE. Interest expense increased $3,612 or 20.6%, in the three-month period ended September 30, 2000, compared to the same period in the prior year. This increase consisted primarily of interest paid in connection with bank loans. We anticipate an increase to interest expense in future periods due to our increased borrowings, including a new factoring arrangement.

      NET LOSS. Net loss increased $1.7 million, or 1,487.6%, from $0.1 million to $1.8 million in the three months ended September 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the increase in cost of goods sold, selling expenses and general and administrative expenses in the three-month period ended September 30, 2000.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

      Our results of operations for the nine-month period ended September 30, 1999, included seven months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. Our results of operations in the nine-month period ended September 30, 2000, included nine months of operations of our wholly-owned subsidiary.

      SALES, NET. Sales, net increased $3.6 million, or 152.6%, from $2.3 million to $5.9 million in the nine months ended September 30, 2000 compared to the same period in the prior year. This increase is primarily attributable to the introduction of the Dockers Golf and British Open Collection product lines. The nine-month period ended September 30, 2000, included nine months of operating results of our wholly-owned subsidiary, Avid Sportswear, Inc. compared to seven months of operating results in the same period in the prior year.

      COST OF GOODS SOLD. Cost of goods sold increased $3.4 million, or 209.6%, from $1.6 million to $5.0 million in the nine months ended September 30, 2000 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net, increased from 69.4% in the nine months ended September 30, 1999 to 85.0% in the nine months ended September 30, 2000. This increase was primarily attributable to increased sales, net and the higher cost of materials and freight incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines, as well as the need to give concessions to customers caused by late shipping, and the liquidation of inventory from prior seasons.

      GROSS PROFIT. Gross profit increased $0.2 in the nine months ended September 30, 2000 compared to the same period in the prior year. Gross profit as a percentage of sales, net decreased from 30.6% to 15.0% in the nine months ended September 30, 1999 and 2000, respectively. This decrease was primarily attributable to the increase in cost of goods sold in the current period compared to the same period in the prior year.

      SELLING EXPENSES. Selling expenses increased $1.9 million, or 365.5%, from $0.5 million to $2.5 million in the nine months ended September 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the start-up costs incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.4 million, or 56.6%, from $2.4 million to $3.8 million in the nine months ended September 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the start-up costs incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines.

      INTEREST EXPENSE. Interest expense increased $0.3 million, or 707.4%, in the nine-month period ended September 30, 2000, compared to the same period in the prior year. This increase consisted primarily of $0.2 million of interest expense to reflect a discount given in connection with the conversion of debt to equity. In total, during the nine-month period ended September 30, 2000, $1.2 million of debt was converted into 3.2 million shares of common stock at an average price of $0.38 per share.

      NET LOSS. Net loss increased $3.5 million, or 145.6%, from $2.4 million to $6.0 million in the nine months ended September 30, 2000 compared to the same period in the prior year. This increase was primarily attributable to the increase in cost of goods sold, selling expenses, general and administrative expenses and interest expense in the nine-month period ended September 30, 2000.

      LIQUIDITY AND CAPITAL RESOURCES As of September 30, 2000, we had no cash-on-hand and our current liabilities exceeded our current assets. A discussion of how we generated and used cash in the nine-month period follows:

      OPERATING ACTIVITIES. Our operating activities used $3.7 million in cash during the nine-month period ended September 30, 2000, consisting mainly of a net loss of $6.0 million and an increase in inventory of $2.4 million. These items were partially offset by common stock issued for services valued at $0.7 million, depreciation and amortization expenses of $0.3 million, an increase in accounts payable of $2.4 million, a decrease in accounts receivable of $0.3 million, an increase in leases payable of $0.2 million and an increase in due to factor of $0.1 million and an increase in accrued expenses of $0.1 million.

      INVESTING ACTIVITIES. Our investing activities used $0.8 million in cash during the nine-month period ended September 30, 2000, consisting mainly of the purchase of embroidery equipment, an exhibit booth for trade shows and computer equipment.

      FINANCING ACTIVITIES. Financing activities provided net cash of $4.1 million, generated mainly by the proceeds from related party notes payable of $1.8 million, the issuance of common stock for cash of $2.0 million and proceeds from subscribed stock of $1.8 million, partially offset by payments of notes payable of $1.5 million.

      Due to our significant quarterly losses and the anticipated demand for our Dockers Golf and British Open Collection product lines, we will need to rely on external financing to fund our operations for the foreseeable future. Expenses increased in the three months ended September 30, 2000 due to, among other things, the roll-out of the Dockers Golf and British Open Collection labels. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

      In August 2000, we entered into a factoring, letter of credit and revolving inventory facility. Under the terms of these arrangements, we assign substantially all invoices for collection, typically on a non-recourse basis. We may borrow up to 75% of eligible accounts receivable with a factoring commission rate on the net sales factored and interest on the amounts advanced at the factor's index rate plus 4.29%. The index rate was 6.5% at September 30, 2000, corresponding to an interest rate of 10.79%. In addition, we may borrow up to 40% of eligible inventory, subject to a borrowing limit of $2,500,000. In addition, a letter of credit facility was established that is not to exceed $3,500,000, subject to a reserve of 60% of available borrowing under the revolving facility. The term of the facility is one year and will automatically renew unless either party gives sixty days' notice of its intent not to renew.

      In August 2000, the outstanding balance of the company's loan with First State Bank, including all collateral security and guarantees associated therewith, were assigned to Earl T. Ingarfield, Michael LaValliere and Lido Capital Corporation in consideration of payment in full of all outstanding indebtedness to First State Bank.

      On August 10, 2000, we received a letter from Dockers Golf that our company was in default of the license with Dockers Golf for failure to pay timely our royalty payments for May and June 2000. We have subsequently cured this default to the satisfaction of Dockers Golf.

      In November 2000, our company raised $300,000 in gross proceeds and $255,000 in net proceeds from the sale of convertible debentures. See "Item 2. Changes in Securities and Use of Proceeds."

CERTAIN BUSINESS RISK FACTORS

      We are subject to various risks, which may have a material adverse effect on our company's business, financial condition and results of operations. Certain risks are discussed below:

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. In the nine months ended September 30, 2000, we sustained a loss of $6.0 million. In the years ended December 31, 1999 and December 31, 1998, we sustained losses of $5.0 million and $0.5 million, respectively. The losses for 1998 exclude the operating results of our wholly-owned subsidiary because it was not acquired until March 1, 1999. Assuming the purchase of our wholly-owned subsidiary had occurred on January 1, 1998 instead of on March 1, 1999, we would have sustained losses of $1.5 million in 1998. Future losses are likely to occur. For the years ended December 31, 1999 and 1998, our independent auditors have noted that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. As of September 30, 2000, our current liabilities exceeded our current assets. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

      WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

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

      WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITOR

      Our independent auditors have included an explanatory paragraph to their audit opinions issued in connection with the 1999 and 1998 financial statements, and to their review report to our financial statements as of September 30, 2000, which states that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      We had a working capital deficit of $1.3 million and $93,000 at December 31, 1999 and 1998, respectively. At September 30, 2000, we had a working capital deficit of $1.4 million. We had an accumulated deficit of $5.6 million and $760,099 at December 31, 1999 and 1998, respectively. At September 30, 2000, we had an accumulated deficit of $11.5 million.

      SALE OF COMMON STOCK BY PRIVATE PLACEMENT INVESTORS MAY CAUSE OUR STOCK PRICE TO DECLINE

      We have filed a Form SB-2 Registration Statement registering 14,988,640 shares of our common stock on behalf of selling shareholders with the Securities and Exchange Commission. This Registration Statement was declared effective July 28, 2000 by the Securities and Exchange Commission. The sale of these shares is permitted in most states pursuant to registration or exemptions from registration. Such sales without corresponding demand may cause our stock price to decline.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a), (b) and (d)  None.

      (c)   SALES OF UNREGISTERED SECURITIES.

      In June, 2000, our company issued 15,000 shares of common stock to Undiscovered Equities Research Corp. in exchange for consulting services provided under a Consulting Agreement dated June 28, 2000 and $10,000. The consulting services were valued at $5,250.

      In November 2000, our company raised $300,000 in the form of convertible debentures. The debentures are at an interest rate of 6% with the principal and accrued interest due November 1, 2005. The debenture holders are entitled to convert all or any part of the principal amount plus accrued interest into shares of the Company's common stock equal to either (a) an amount equal to 120% of the closing bid price of the Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the lowest closing bid price for twenty trading days immediately preceding the conversion date. The Company is obligated to register the resale of the conversion shares under the Securities Act of 1933. The debentures are subordinate and junior in right of payment to all accounts payable of the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $500,000. The Company shall have the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures by giving the debenture holder not less than five days prior written notice if the closing bid price of the Company's common stock is $1.25 or higher per share for ten consecutive trading days or upon the five year anniversary of the debenture issuance.

      In November 2000, our company issued 300,000 shares of common stock to unrelated parties in exchange for consulting services provided to the company. These consulting services were valued at $46,875.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.     OTHER INFORMATION.

      Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(A)         EXHIBITS.

EXHIBIT
NO.           DESCRIPTION                                      LOCATION
---           -----------                                      --------

    2.01      Stock Purchase and Sale Agreement dated as of    Incorporated  by reference to Exhibit 2.01 to the
              December  18,  1998 among our  company,  Avid    Registrant's  Registration Statement  on  Form  10-SB
              Sportswear, Inc. and the shareholders of Avid    (the "Registration Statement")
              Sportswear, Inc.

    3.01      Articles of Incorporation filed on September     Incorporated by reference to Exhibit 3.01 to the
              19, 1997 with the Nevada Secretary of State      Registration Statement

    3.02      Amended Articles of Incorporation filed on May   Incorporated by reference to Exhibit 3.02 to the
              12, 1999 with the Nevada Secretary of State      Registration Statement

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

    3.04      Bylaws                                           Incorporated by reference to Exhibit 3.04 to the
                                                               Registration Statement

    4.01      2000 Stock Incentive Plan                        Incorporated by reference to Exhibit 4.01 to
                                                               Amendment No. 2 to the Registration Statement.

   10.01      Agreement dated as of December 8, 1998 between   Incorporated by reference to Exhibit 10.01 to the
              the Championship Committee Merchandising         Registration Statement
              Limited and Avid Sportswear Inc.

   10.02      Lease dated as of March 1, 1999 between F & B    Incorporated by reference to Exhibit 10.02 to the
              Industrial Investments, LLC and Avid             Registration Statement
              Sportswear, Inc.
   10.03      Lease dated as of April 30, 1999 between Links   Incorporated by reference to Exhibit 10.03 to the
              Associates, Ltd. and our company                 Registration Statement

   10.04      Employment Agreement dated as of September 11,   Incorporated by reference to Exhibit 10.04 to the
              1999 between Barnum Mow and Avid Sportswear,     Registration Statement
              Inc.
   10.05      Trademark License Agreement dated as of May      Incorporated by reference to Exhibit 10.05 to
              10, 1999 between Levi Strauss & Co. and Avid     Amendment No. 2 to the Registration Statement
              Sportswear, Inc.

   10.06      Employment Agreement dated as of January 1,      Incorporated by reference to Exhibit 10.06 to the
              1999 between David E. Roderick and Avid          Registration Statement
              Sportswear, Inc.

   10.07      Promissory Note in the original principal        Incorporated by reference to Exhibit 10.07 to the
              amount of $180,000 dated as of June 4, 1999      Registration Statement
              from our company to First State Bank

   10.08      Commercial Security Agreement dated as of        Incorporated by reference to Exhibit 10.08 to the
              November 17, 1999 between First State Bank and   Registration Statement
              our company



EXHIBIT
NO.           DESCRIPTION                                      LOCATION
---           -----------                                      --------
   10.09      Promissory Note dated as of November 17, 1999    Incorporated by reference to Exhibit 10.09 to the
              in the original principal amount of $1,000,000   Registration Statement
              given by our company to First State Bank
   10.10      Business Loan Agreement dated as of November     Incorporated by reference to Exhibit 10.10 to the
              17, 1999 between First State Bank and our        Registration Statement
              company

   10.11      Convertible Revolving Demand Note dated as of    Incorporated by reference to Exhibit 10.11 to
              December 1, 1999 in the original principal       Amendment No. 2 to the Registration Statement
              amount of $550,000 given by our company to
              Earl Ingarfield

   10.12      Convertible Revolving Demand Note dated as of    Incorporated by reference to Exhibit 10.12 to
              December 1, 1999 in the original principal       Amendment No. 2 to the Registration Statement
              amount of $1,000,000 given by our company to
              Lido Capital Corporation

   10.13      Convertible Revolving Demand Note dated as of    Incorporated by reference to Exhibit 10.13 to
              December 1, 1999 in the original principal       Amendment No. 2 to the Registration Statement
              amount of $125,000 given by our company to
              Michael E. LaValliere

   10.14      Convertible Revolving Demand Note dated as of    Incorporated by reference to Exhibit 10.14 to
              December 1, 1999 in the original principal       Amendment No. 2 to the Registration Statement
              amount of $500,000 given by our company to
              Thomas Browning

   10.15      Revolving Demand Note dated as of December 1,    Incorporated by reference to Exhibit 10.15 to
              1999 in the original principal amount of         Amendment No. 2 to the Registration Statement
              $200,000 given by our company to Daniel Paetz

   10.16      Executive Employment Agreement effective as of   Incorporated by reference to Exhibit 10.16 to
              February 1, 2000 between our company and Earl    Amendment No. 2 to the Registration Statement
              T. Ingarfield

   10.17      Consulting Agreement dated as of June 22, 2000   Incorporated by reference to Exhibit 10.17 to the
              between Persia Consulting Group, Inc. and our    Registrant's Registration Statement on Form SB-2
              company

   10.18      Form of Factoring Agreement between our          Provided herewith
              company and GE Capital Commercial Services,
              Inc.

   10.19      Form of Factoring Agreement Guaranty/Letter of   Provided herewith
              Credit Supplement between our company and GE
              Capital Commercial Services, Inc.

   10.20      Form of Factoring Agreement - Inventory          Provided herewith
              Supplement (with advances) between our
              company and GE Capital Commercial Services,
              Inc.

   10.21      Form of Letter of Agreement between our          Provided herewith
              company and GE Capital Commercial Services,
              Inc.

   10.22      Form of Convertible Debenture                    Provided herewith

   10.23      Form of Registration Rights Agreement            Provided herewith
              between our company and purchasers of
              convertible debentures


EXHIBIT
NO.           DESCRIPTION                                      LOCATION
---           -----------                                      --------
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

Date: November 13, 2000                    AVID SPORTSWEAR & GOLF CORP.

                                       By: /s/ Jerry Busiere
                                          ------------------------------------
                                               Jerry Busiere, Secretary