Form 10KSB
period 2000-12-31
AVID SPORTSWEAR & GOLF CORP
filed 2001-04-17
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB



         (MARK ONE)

      |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2000

      | | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
or Organization)                                             Identification No.)

22 South Links Avenue, Ste. 204, Sarasota, Florida           34236
--------------------------------------------------           -----
(Address of Principal Executive Offices)                     (Zip Code)

                                 (941) 330-8051
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------       -----------------------------------------
               None                                  None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, par value $0.001
     ----------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No| |

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. | |

         The issuer generated revenues of $11,186,719 during its most recent fiscal year.

         The aggregate market value of the Company's voting stock held by non-affiliates as of April 9, 2001 was approximately $2,309,580 based on the average closing bid and asked prices of such stock on that date as quoted on the Over-the-Counter Bulletin Board. There were 70,993,144 shares of Common Stock outstanding as of April 9, 2001. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

         Documents Incorporated by Reference: See Item 13

         This Form 10-KSB consists of 75 pages. The Exhibit Index begins on page 62.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

         This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our company's growth strategies, (c) anticipated trends in our company's industry, (d) our company's future financing plans and (e) our company's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------

OVERVIEW

         Through our wholly-owned subsidiary, Avid Sportswear, Inc., we design, manufacture and market distinctive premium and moderately-priced sportswear. We sell our products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. Our sportswear is marketed under the following labels:

         o  Avid Sportswear;
         o  Dockers Golf; and
         o  British Open Collection.

         We market sportswear under the "Avid Sportswear" label, in both premium and moderately-priced product categories. Our moderately-priced product category is marketed under the "Dockers Golf" label, while our premium-priced product category is marketed under the "British Open Collection" label. Eventually our product line may include non-apparel, golf-related products. Our products feature distinctive, comfortable designs made primarily of natural fibers. All of our products are manufactured by independent contractors. Embroidering, warehousing and certain other functions are performed in a leased facility located in Gardena, California. Our goal is to become one of the most recognized and respected brands in sports apparel by expansion of existing labels, purchasing other apparel businesses or licensing other brand names. We believe this industry is highly fragmented and ripe for consolidation.

         We were formed on September 19, 1997 in Nevada under the name Golf Innovations Corp. We had no significant operations until March 1, 1999, at which time we acquired Avid Sportswear, Inc. From its inception on October 6, 1988 in California, Avid Sportswear, Inc.'s business has involved the design, manufacture and marketing of golf apparel. On March 1, 1999, Avid Sportswear, Inc. became our wholly-owned subsidiary and it continues to operate as a separate legal entity. To better identify ourselves with the "Avid Sportswear" brand, we changed our name to Avid Sportswear & Golf Corp. on May 27, 1999. All of our operations are conducted through Avid Sportswear, Inc.


FINANCIAL PERFORMANCE

         We have historically lost money. For the year ended December 31, 2000, we sustained losses of $8.7 million. For the year ended December 31, 1999, we sustained losses of $5.0 million. Our independent auditors have noted that our company does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. For more information concerning our financial performance, please see "Risk Factors - We Have Historically Lost Money and Losses May Continue in the Future" and "Management's Discussion and Analysis or Plan of Operation."

PURCHASE OF AVID SPORTSWEAR, INC.

         On December 18, 1998, we entered into an agreement to purchase Avid Sportswear, Inc. from its shareholders. The purchase was completed on March 1, 1999. We paid $725,000 in cash and issued 1,100,000 shares of our Common Stock to the former shareholders of Avid Sportswear, Inc. In connection with the purchase, we were required to advance $1,826,111 to Avid Sportswear, Inc. to be used to satisfy certain liabilities owed by Avid Sportswear, Inc. Avid Sportswear, Inc. remains liable for any liabilities which existed on March 1, 1999. We received standard representations and warranties from the former shareholders of Avid Sportswear, Inc., who also agreed to indemnify us for certain events.

LICENSES TO USE CERTAIN TRADEMARKS

         Of the three labels our products are marketed under, the "Dockers Golf" and "British Open Collection" are licensed from their respective owners. The "Avid Sportswear" label is owned by our wholly-owned subsidiary. A description of these licenses follows:

         BRITISH OPEN COLLECTION. On December 8, 1998, our wholly-owned subsidiary obtained the sole and exclusive right and license to use certain trademarks associated with the British Open Golf Championship. The licensor is The Championship Committee Merchandising Limited, which is the exclusive licensor of certain trademarks from The Royal & Ancient Golf Club of St. Andrews, Scotland. This license is for the United States and its territories and has a seven year term. Under this license, our wholly-owned subsidiary may manufacture, advertise, distribute and sell products bearing the licensed trademarks to specialty stores and the menswear departments of department stores. It is not permitted to sell these products to discount stores or mass-market retail chains. In return for this license, our wholly-owned subsidiary must pay the licensor, on a quarterly basis, a royalty equal to five percent of net wholesale sales of products bearing these trademarks, subject to a guaranteed minimum royalty. Net wholesale sales means the invoiced wholesale billing price, less shipping, discounts actually given, duties, insurance, sales taxes, value-added taxes and credits allowed for returns or defective merchandise. Our wholly-owned subsidiary may also deduct uncollectible accounts up to a total of five percent of such sales. The guaranteed minimum royalty is as follows:

              CONTRACT YEAR:                     MINIMUM ROYALTY:
              --------------                     ----------------
                     1                               $100,000
                     2                               $125,000
                     3                               $150,000
                     4                               $175,000
                     5                               $200,000
                     6                               $200,000
                     7                               $200,000

         The licensor has the right to approve or disapprove in advance of sale the quality, style, color, appearance, material and workmanship of all licensed products and packaging. It may also approve or disapprove any and all endorsements, trademarks, trade names, designs and logos used in connection with the license. Our wholly-owned subsidiary must submit samples of the licensed products to the licensor for examination and approval or disapproval prior to sale.

         On January 19, 2001, we received a letter from IMG that our company is in default of the license with The Championship Committee Merchandising Limited for failure to pay timely our royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000.

         DOCKERS GOLF. On May 10, 1999, our wholly-owned subsidiary obtained the exclusive, non-assignable right to use the "Dockers Golf" trademark solely in connection with the manufacturing, advertising, distribution and sale of products to approved retailers. The licensor is Levi Strauss & Co. This license is for the United States, its territories and the Caribbean. It has an initial term expiring on December 31, 2003 and will renew for an additional three year term expiring December 31, 2006 if: (i) net sales of the licensed products for calendar year 2002 are at least $17.0 million and (ii) our wholly-owned subsidiary has not violated any material provisions of the license. Thereafter, the licensor will negotiate in good faith for up to two additional three year terms if: (i) the license is renewed for the initial renewal period, (ii) our wholly-owned subsidiary's net sales for each year in the initial renewal period have exceeded its projected sales for each such year and (iii) our wholly-owned subsidiary has not violated any material provisions of the license. Subject to a guaranteed minimum royalty, our wholly-owned subsidiary must pay the licensor a royalty of six percent of net sales of first quality products and four percent of net sales of second quality products and close-out or end-of-season products. If second quality products and close-out or end-of-season products account for more than ten percent of total licensed product sales, then the royalty on such products will be six percent instead of four percent. The guaranteed minimum royalty is as follows:

              CONTRACT YEAR:                     MINIMUM ROYALTY:
              --------------                     ----------------
                     1                               $250,000
                     2                               $540,000
                     3                               $765,000
                     4                               $990,000

         The guaranteed minimum royalty in the initial renewal period, if any, will be equal to seventy-five percent of our wholly-owned subsidiary's projected earned royalty derived from the sales plan provided for each annual period contained in the initial renewal period. The guaranteed minimum royalty is payable quarterly.

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


BUSINESS STRATEGY

         Our goal is to become one of the most recognized and respected brands in sports apparel. Key elements of our business strategy include:

         o EXPAND PRODUCT LINE. We intend to expand our product line by increasing our volume of private label "made for" and corporate sales. In addition, we intend to expand our product line by licensing or purchasing existing brands of sportswear. We expect to target brands which will complement the existing brands by filling a perceived market niche, having name recognition and/or offering new price points. We believe this strategy is best demonstrated by the purchase of the "Avid Sportswear" label and the license of the "Dockers Golf" and "British Open Collection" labels.

         o MARKET PENETRATION OF EXISTING LABELS. We hope to leverage our brands into greater shelf space by cross-promoting our products and by offering in-store fixturing programs. In addition, we intend to hire additional sales staff and independent sales representatives to broaden our customer base. We currently sell to over 800 customers in the United States. We estimate that the United States market is comprised of more than 4,500 golf pro shops and 1,000 better specialty stores. We intend to use our labels and sales staff to broaden our customer base and increase our average order size.

         o INTERNATIONAL MARKETS. We believe the international markets will provide us with new opportunities for the Avid Sportswear label and other labels we may acquire in the future. We intend to enter these markets in the future by using distributors and licensees who are familiar with the local markets. We believe international markets are receptive to American lifestyle apparel brands in general and will be receptive to the Avid Sportswear label in particular.

MARKET

         Our target customers are sports-minded professional men and women who like casual, high-quality and distinctively styled apparel that reflects an active lifestyle. We believe golf's popularity has risen in recent years. According to the National Golf Foundation and McKinsey & Company, the number of rounds played in the United States was 530 million rounds in 1998 and is projected to increase to 630 million rounds in 2010. Over this same time frame, according to the National Golf Foundation and McKinsey & Company, the number of golfers in the United States is projected to increase from 26 million golfers in 1998 to 29 million golfers by 2010. The National Golf Foundation projects the market for sales of sportswear apparel sold through all golf facilities to increase between 3% to 5% annually through 2005. As indicated above, we believe there are over 4,500 golf pro shops and 1,000 better specialty stores in the United States.

COMPETITION

         The sportswear and outerwear segments of the apparel industry are highly competitive. Competition is based primarily on brand recognition, product differentiation and quality, style and production flexibility. Five companies account for about one-quarter of all apparel sales in the industry. These companies are: Polo/Ralph Lauren, Cutter & Buck, Ashworth, Antiqua and Izod. Between 200 and 300 companies account for the remaining apparel sales in the industry. Many of these companies have greater resources and sell brands with greater name recognition than us. We are attempting to differentiate ourselves from our competitors by purchasing or licensing well-established brand names and producing high quality, stylish sportswear.

PRODUCTS

         We  design   industry-leading   products  which  feature   high-quality
materials, such as fine-gauge combed cotton, virgin wools and performance microfibers. Our products are finished with unique trims, special fabric finishes and washes and extra needlework. All of our manufacturing is outsourced to independent contractors. We offer distinctive products under the following three labels:

         o    Avid Sportswear;
         o    Doockers Golf; and
         o    Boritish Open Collection.

         AVID SPORTSWEAR. The Avid Sportswear label is designed exclusively for the men's market and is sold in the premium and mid-priced product categories. This product line features higher quality materials and sewing, and more detailed designs in the premium category than in the mid-priced category. It is marketed to golfers and others.

         DOCKERS GOLF. The Dockers Golf label is designed for the men's market. It is marketed to brand-conscious golfers seeking moderately priced, high quality golf apparel. This label appeals to the casual market, and is rugged and durable.

         BRITISH OPEN COLLECTION. The British Open Collection label is designed for the men's market. It is marketed exclusively as a premium brand, and combines the elegance and tradition that characterizes the British Open Golf Tournament. This label is made of the finest quality material and features detailed designs and embroidery.

PRODUCT DEVELOPMENT

         Our experienced product development team determines product strategy, color and fabric selection. With respect to the "British Open Collection" and "Dockers Golf" labels, the respective licensors have the right to approve or disapprove the design and other aspects of our products prior to sale and may require modifications. Our design and production teams coordinate product development, negotiate price and quantity with cutting and sewing contractors, purchase fabrics and trim, and establish production scheduling. These teams also coordinate the inspection of fabric deliveries and perform fabric testing for shrinkage and color-fastness. Except for embroidering, all manufacturing is outsourced to independent contractors. We do not have any long-term agreements with our contractors. Our quality control personnel are responsible for inspecting finished goods on arrival from our contractors.

         The production of our product lines is time sensitive. Due to seasonal variations in the demand for golf apparel, we are required to forecast market demand, place raw material orders and schedule cutting and sewing services in order to have inventory available to meet projected sales. Our designs are usually finalized between six and nine months prior to the display of our seasonal product lines by customers. We design for two collections per year, the spring/summer and winter/fall seasons. Collections are shipped about three to four months in advance of display by our customers.

         Since we did not begin significant operations until March 1, 1999, the date we acquired Avid Sportswear, Inc., we did not spend any money on product development in 1998 or 1997. We spent approximately $280,000 and $417,000 in 1999 and 2000, respectively, on product development. None of these costs were borne directly by our customers. We expect to spend approximately $450,000 in 2001 on product development.

SOURCES OF SUPPLY

         The design staff is responsible for creating innovative products for our two seasonal collections. During the design process, our manufacturing sources develop new seasonal textiles in association with the design team. This enables us to source a wide variety of textile and printed artwork designs. Our materials are sourced from a wide variety of domestic and foreign suppliers. We believe we can replace the loss of any supplier without causing any material harm to our business.

DISTRIBUTION AND SALES

         GENERAL. Our products are distributed in the United States primarily through golf pro shops, resorts and specialty stores. Our products are sold through a dedicated sales staff as well as independent sales representatives. As of December 31, 2000, our sales staff was composed of five employees and thirty-four independent sales representatives. Each employee or sales representative is responsible for serving targeted accounts in a specific geographic region through merchandise consultation and training, and for meeting specific account growth and average-order-size goals. They present our collections each season at national and regional trade shows and at customers' stores through promotional literature and samples. In addition to other responsibilities, these employees and sales representatives implement our merchandise fixturing program with suitable golf pro shops, resorts and specialty stores. Our products are typically sold on open account with payment required within thirty days. Certain large customers may require extended credit terms as a condition to carrying a product line. We will where required conform to this industry practice.

         AVID SPORTSWEAR. The Avid Sportswear product line is distributed in the United States primarily through golf pro shops, resorts and specialty stores. This product line is an approved vendor with Collegiate Licensing Company and is sold to several professional sports teams.

         BRITISH OPEN COLLECTION. The British Open Collection product line is distributed in the United States primarily through department stores and high-end golf pro shops.

         DOCKERS GOLF. The Dockers Golf product line is distributed in the United States and the Caribbean primarily through golf pro shops and specialty golf stores. We believe this product line will have broad appeal and expect to target traditional mass merchandise retail outlets as well as the golf pro shops, resorts and specialty stores.

MERCHANDISING AND MARKETING

         We believe our three labels are well-positioned to cater to premium-priced and moderately-priced product categories. The Avid Sportswear product line addresses the premium and moderately priced product categories. The British Open Golf Collection is an upscale, premium priced product line, and the Dockers Golf is a brand conscious, moderately priced product line. We hope to leverage these brands to expand our product offerings, customer base and average order size. All of our products have golf themes and are color related. Our labels are generally featured prominently on our products and displays to help build brand loyalty. Our products are directed at sports-minded professional men who like casual, high-quality and distinctively styled apparel that reflects an active lifestyle. We expect our product lines to appeal to both golfers and others who identify with an active lifestyle.

         We currently advertise in national and regional trade magazines and participate in various trade shows. Our products are also marketed on the World Wide Web at http://www.avidsportswear.com, where we provide information and pictures of our products. Our promotional program offers point-of-sale displays maintained by our sales staff and independent sales representatives. This in-store fixturing program helps to showcase these collections and enhances our brand image at the point of sale. The fixtures are designed to display assorted elements of our collections and allow the consumer to easily assemble and purchase coordinated outfits.

         Our merchandise is sold and shipped to customers in collection groups. We believe this will help to reinforce the strength of our product offerings.

         For specialty items, we have developed an in-house embroidery service and also work with independent embroiderers to embroider the customer's name or logo on our garments.

ORDER BOOKING CYCLE AND BACKLOG

         We receive our orders for a season over a ten month period beginning when samples are first shown to customers and continuing into the season. We begin to take orders for our fall collections in January, generally for delivery between May and October and for our spring collection in August, generally for delivery between November and April. Our domestic backlog, which consists of open, unfilled customer orders, has not historically comprised a significant part of our business. We expect our domestic backlog to become significant in the future with the appeal of the Dockers Golf and British Open Collection labels.

INTELLECTUAL PROPERTY

         We are attempting to build a brand name in the golf apparel industry. To that end, we have received trademark protection in the United States, Canada and in the European Community for the "Avid" name and logo. We are evaluating whether to apply for trademark protection in other countries. Our name and logo are regarded as valuable assets and critical to marketing our products.

         The names and logos associated with the "British Open Collection" and "Dockers Golf" are licensed from their respective owners.

STOCK AND OPTION ISSUANCES FOR PERSONAL GUARANTEES

         Several individuals have personally guaranteed our lease obligations and other corporate indebtedness. In exchange for these personal guarantees, our company had agreed to issue the following individuals the number of shares of Common Stock opposite their names:

               NAME                              NUMBER OF SHARES
               ----                              ----------------

               Earl T. Ingarfield                   11,500,000
               Thomas Browning                      3,000,000
               Michael LaValliere                   3,000,000
               Jeffrey Abrams                       2,000,000
               Stephen Ponsler                      2,000,000

         On January 17, 2000, all of the above described transactions were rescinded and, in lieu thereof, our company granted the following options:

               NAME                    NUMBER OF SHARES      EXERCISE PRICE
               ----                    ----------------      --------------

               Earl T. Ingarfield          200,000                $0.30
               Thomas Browning             200,000                $0.30
               Michael LaValliere          200,000                $0.30
               Jeffrey Abrams              200,000                $0.30
               Stephen Ponsler             200,000                $0.30

Subsequently, the options to Messrs. Ponsler and Abrams were cancelled when our company's former senior lender required payment of its loan facility to our company and such payment was made solely by Mr. Lavaliere and Lido Capital Corporation.

MR. INGARFIELD OBTAINED CONTROL OF OUR COMPANY ON JUNE 4, 1998

         As mentioned earlier in this filing, we were formed on September 19, 1997 in Nevada. On or about June 4, 1998, Lido Capital Corporation, an entity wholly-owned by our President, Mr. Ingarfield, purchased 3,000,000 shares of Common Stock (adjusted for a 3 for 1 stock split) for $150,000 from our founding shareholders, Thomas Gelfand, Robert Gelfand and Jin Sook Lee. At the time of the purchase, our company had 6,300,000 shares of Common Stock outstanding (adjusted for a 3 for 1 stock split). As a result, Mr. Ingarfield owned 47.6% of our company's outstanding capital stock. Mr. Ingarfield currently owns 36.6% of our company's outstanding capital stock.

CERTAIN BUSINESS RISKS

         OUR COMPANY IS SUBJECT TO VARIOUS RISKS WHICH MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. THESE ARE NOT THE ONLY RISKS AND UNCERTAINTIES THAT WE FACE. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. In the year ended December 31, 2000 and the year ended December 31, 1999, we sustained losses of $8.7 million and $5.0 million, respectively. Future losses are likely to occur. Our independent auditors have noted that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We  have  relied  on  significant   external   financing  to  fund  our
operations. Such financing has historically come from a combination of borrowings from and sale of Common Stock to third parties and funds provided by certain officers and directors. We may need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs and to fulfill our obligations under the licenses for the "Dockers Golf" and "British Open Collection" brands. These licenses require the payment of minimum guaranteed royalties, whether we sell licensed products or not. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our Common Stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations, and may also jeopardize our ability to satisfy the guaranteed minimum royalty obligations referred to above. Such an event may result in the termination of our licenses. Any of these events would be materially harmful to our business and may result in a lower stock price.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITOR

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2000 and 1999 financial statements which states that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

         We had a working capital deficit of $3.0 million and $1.3 million at December 31, 2000 and 1999, respectively. We had an accumulated deficit of $14.2 million and $5.6 million at December 31, 2000 and 1999, respectively.

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

WE RELY ON FOREIGN SUPPLIERS AND BUY MANY PRODUCTS USING LETTERS OF CREDIT

         We obtain all of our garments from independent foreign and domestic suppliers. We do not have formal agreements with these suppliers. Our reliance on foreign suppliers may be affected by economic, political, governmental and labor conditions in such foreign countries. This may delay or cut-off our ability to source materials needed in production or may increase the price of such materials. Such events would harm our business. In addition, several of our suppliers have required us to obtain a letter of credit prior to purchasing any garments. The Company may have to utilize a significant portion of its available working capital to secure these letters of credit.

WE MAY BE HARMED BY IMPORT RESTRICTIONS

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

OUR OFFICERS AND DIRECTORS EXERCISE CONTROL OF THE COMPANY

         Our executive officers and directors beneficially own approximately 43.9% of our outstanding Common Stock. As a result, these shareholders acting together would be able to exert significant influence over most matters requiring shareholder approval, including the election of directors. They would also be able to delay or deter a change in control, which may result in shareholders not receiving a premium on their stock.

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

WE FACE RISKS RELATED TO COLLECTION OF RECEIVABLES

         We extend credit to our customers based on an assessment of their financial circumstances, generally without requiring collateral. Our business is seasonal and we may, in the future, offer customer discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. Any such extended payment terms increase our exposure to the risk of uncollectible receivables. Some of our customers have experienced financial difficulties in the past, and future financial difficulties of customers could materially harm our business. Effective August 2000, we assign our accounts receivable to a factor which assumes credit risk, generally on a nonrecourse basis. As of March 15, 2001, $213,000 of factored accounts receivable are at our company's credit risk.

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


WE FACE SUBSTANTIAL COMPETITION IN OUR BUSINESS

         The sportswear and outerwear segments of the apparel industry are highly competitive. Competition is based primarily on brand recognition, product differentiation and quality, style and production flexibility. Our future growth and financial success depend on our ability to further penetrate and expand our distribution channels, including golf, corporate, international and retail sales. We encounter substantial competition in the golf distribution channel from Polo/Ralph Lauren, Cutter & Buck, Ashworth, Antiqua and Izod. Many of our competitors are significantly larger and more diversified than we are and have substantially greater resources available for developing and marketing their products. Many of our competitors' brands also are more established in golf distribution channels than our brands. In addition, our competitors may be able to enter the emerging e-commerce marketplace more quickly or more efficiently than us. We cannot assure you that we will successfully compete in this industry.

OUR FLEXIBILITY TO USE ANY CASH FROM OUR OPERATIONS OR EXTERNAL FINANCING MAY BE LIMITED DUE TO MINIMUM ROYALTY PAYMENTS

         We are required to pay minimum royalty payments under the licenses for the "Dockers Golf" and "British Open Collection" trademarks, whether we sell licensed products or not. Our ability to use available cash as we see fit may be restricted due to our obligation to pay these minimum royalty payments. This could place a strain on our ability to pay other bills or to spend such cash in the most productive manner. As a result, we may not be able to purchase equipment, to take advantage of corporate opportunities or to maximize our operating results.

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

FUTURE SALES BY OUR SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

         Sales of our Common Stock in the public market following our most recent private offering could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 70,993,144 shares of our Common Stock outstanding as of April 9, 2001 (assuming no exercise of options or warrants), 27,574,239 shares are freely tradable without restriction, unless purchased by our "affiliates." The remaining 43,418,905 shares of Common Stock held by existing shareholders are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration.

         Upon completion of our most recent private offering, and assuming all shares registered in that offering are resold in the public market, there will be an additional 55,500,000 shares of our Common Stock outstanding (including warrants issued in connection with our Line of Credit). All of these shares of Common Stock may be immediately resold in the public market upon effectiveness of the accompanying registration statement and the sale to the investor under the terms of the Line of Credit Agreement. These consist of 50,000,000 shares of Common Stock to be issued under the Line of Credit, 1,680,000 shares of Common Stock to be issued upon exercise of warrants issued in connection with the Line of Credit, 300,000 shares of Common Stock previously issued in connection with consulting services provided, or to be provided, to our company, 2,000,000 shares of Common Stock previously issued by our company, 320,000 shares of Common Stock to be issued upon exercise of warrants issued in connection with consulting services provided, or to be provided, to our company, and 1,200,000 shares of Common Stock to be issued upon conversion of debentures previously issued by our company. As of April 9, 2001, 5,527,252 shares of our company's common stock has been issued upon conversion of the debentures issued in connection with the line of credit.

         In addition, we have issued options to purchase a total of 1,939,477 shares of our Common Stock at exercise prices ranging from $0.30 to $0.375 per share under our 2000 Stock Incentive Plan.

EXISTING SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE LINE OF CREDIT OR THE EXERCISE OF WARRANTS

         The sale of shares pursuant to our Line of Credit will have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods, and the market price of our Common Stock could decline. In connection with the Line of Credit, we issued warrants to purchase 1,680,000 shares of Common Stock at an exercise price of $0.35 per share. The issuance of such shares pursuant to the conversion of debentures purchased under the Line of Credit and the shares issuable upon exercise of the warrants would have a further dilutive effect on our Common Stock and could lower the price of our Common Stock. In addition, the lower our stock price is the more shares of Common Stock we will have to issue under the Line of Credit. If our stock price is lower, then our existing shareholders would experience greater dilution.

THE INVESTOR UNDER THE LINE OF CREDIT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK

         The Common Stock to be issued upon conversion of the debenture purchased under the Line of Credit will be issued at a 20% discount to the lowest closing bid price for the 10 days immediately following the notice date of conversion. These discounted sales could cause the price of our Common Stock to decline.

THE SELLING SHAREHOLDERS INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE

         The selling shareholders in our most recent private offering intend to sell in the public market the shares of Common Stock purchased in that offering. Our company filed a registration statement registering such shares subsequent to the closing date of such private offering. That means that up to 55,500,000 shares of Common Stock, the number of shares registered in that offering, may be sold. Such sales may cause our stock price to decline.

OUR COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP

         Our Common Stock is traded on the Over-the-Counter Bulletin Board. Our Common Stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded Common Stock can be more volatile than Common Stock trading in an active public market. We cannot predict the extent to which an active public market for the Common Stock will develop or be sustained after this offering.

ITEM 2.  DESCRIPTION OF PROPERTY.
         -----------------------

         Our corporate headquarters are located at 22 South Links Avenue, Suite 204, Sarasota, Florida 34236. Our corporate headquarters occupies about 2,017 square feet pursuant to a five year lease which will expire on June 30, 2004. Most of our operations are conducted from a 39,640 square foot production and warehouse facility in Gardena, California leased by our wholly-owned subsidiary. This lease has a three year term, expiring on April 30, 2002. We believe our existing facilities will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

         We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         On December 28, 2000, we held a special meeting of shareholders where our shareholders voted on the following two proposals:

         1. To approve an amendment to our company's Articles of Incorporation to increase the authorized Common Stock to 150,000,000 shares of Common Stock; and

         2. To approve the sale of our company's debentures pursuant to a Line of Credit Agreement, dated as of November 28, 2000, between our company and GMF Holdings, Inc., as well as the issuance of shares of our company's Common Stock pursuant to the conversion of the debentures and the issuance of shares of our company's Common Stock upon the exercise of warrants issued in connection with the Line of Credit Agreement.

         With respect to the proposal to approve an amendment to our company's Articles of Incorporation, 21,142,158 votes were cast for the proposal, 103,290 votes were cast against the proposal, and 1,289,359 abstentions were received.

         With respect to the proposal to approve the sale of our company's debentures, as well as the issuance of shares of our Common Stock pursuant to the conversion of debentures and warrants, 21,142,158 votes were cast for the proposal, 103,290 votes were cast against the proposal, and 1,289,359 abstentions were received.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------

         The company's Common Stock began trading on the Over-the-Counter Bulletin Board on March 24, 1998, under the symbol "GFIO." On July 22, 1999, our company's symbol was changed to "AVSG." On December 2, 1999, our company's

Common Stock was no longer eligible for quotation on the Over-the-Counter Bulletin Board because our company's Registration Statement on Form 10-SB had not been declared effective by the Commission as of that date. On that date, our company's Common Stock began trading on the "pink sheets." Our company began trading again on the Over-the-Counter Bulletin Board, May 9, 2000. The company's high and low bid prices by quarter during 1998, 1999 and 2000 are as follows:
(1)

                                         CALENDAR YEAR 2000(2)
                                      HIGH BID               LOW BID
                                      --------               -------

          First quarter                $0.8100               $0.2500
          Second Quarter               $0.6250               $0.2500
          Third Quarter                $0.6875               $0.2550
          Fourth Quarter               $0.4063               $0.0938

                                         CALENDAR YEAR 1999(2)
                                      HIGH BID               LOW BID
                                      --------               -------

          First quarter                $2.0000               $0.7500
          Second quarter               $1.4688               $0.8750
          Third quarter                $1.1250               $0.6875
          Fourth quarter               $1.0938               $0.2500

                                         CALENDAR YEAR 1998(2)
                                      HIGH BID               LOW BID
                                      --------               -------

          Second quarter               $1.2500               $0.5000
          Third quarter                $3.0000               $0.7500
          Fourth quarter               $1.5000               $0.4375

         On April 9, 2001, our Company's high and low bid prices were $0.07 and $0.051, respectively.

-------------------------

(1)      These   quotations   reflect   high  and  low  bid   prices   from  the
         Over-the-Counter Bulletin Board and the "pink sheets."

(2) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

HOLDERS OF COMMON STOCK

         On April 9, 2001, our company had approximately 220 shareholders of record.

DIVIDENDS

         We have not paid dividends in the past on any class of stock and we do not anticipate paying dividends in the foreseeable future. Our loan agreement with First State Bank, which was assigned to Lido Capital Corporation and Mr. LaValliere, prohibits the payment of dividends.

SALES OF UNREGISTERED SECURITIES

         Some of the transactions described below have been made by Lido Capital Corporation, an entity wholly-owned by Mr. Ingarfield. Because Mr. Ingarfield has exclusive control over Lido Capital Corporation, all transactions involving either Mr. Ingarfield or Lido Capital Corporation are reflected as transactions with Mr. Ingarfield.

         In February 1998, our company issued 300,000 shares of common stock to Y.K. International Co., Ltd. in exchange for the assignment of certain distribution rights under a Distribution Agreement dated as of September 8, 1997 between Bo Ah Industrial Co. and Y.K. International Co., Ltd. These rights were valued at $25,000. The number of shares issued reflects a three-for-one split on July 23, 1998.

         In February 1998, our company issued 3,000,000 shares of common stock for $0.08333 in cash per share. The total offering price of this transaction was $250,000. The number of shares issued reflects a three-for-one split on July 23, 1998. All of these shares were purchased by unrelated persons.

         On June 18, 1998, our company issued 6,000,000 shares of common stock for $0.05 per share in cash and services. All of these shares were purchased by Mr. Ingarfield. The total offering price of this transaction was $20,000 in cash and $280,000 in services. The number of shares issued reflects a three-for-one split on July 23, 1998. An administrative expense of $280,000 was recorded to value the shares at $0.05 per share to reflect a discount to the $0.00333 per share actually paid. The value of $0.05 per share was based on the price Mr. Ingarfield paid in an arms-length transaction to purchase a controlling interest in our company on or about June 4, 1998.

         In August, 1998, our company issued 1,100,000 shares of common stock for $0.15 in cash per share. The total offering price of this transaction was $165,000. Michael LaValliere, a Director of our company, purchased 500,000 of these shares for a total purchase price of $75,000, Thomas Browning, a Director of our company, purchased 500,000 of these shares for a total purchase price of $75,000 and Jerry L. Busiere, the Secretary, Treasurer and a Director of our company, purchased 100,000 of these shares for a total purchase price of $15,000, payable as a subscription receivable. The remaining shares were purchased by four unrelated persons for a total purchase price of $135,000.

         In August, 1998, our company issued 800,000 shares of common stock for $0.15 in cash per share. All of these shares were purchased by unrelated parties for a total purchase price of $120,000, of which $75,000 was paid in cash and $45,000 was paid in the form of a subscription receivable.

         On December 21, 1998, our company issued 412,000 shares of common stock for $0.25 in cash per share. The total offering price of this transaction was $103,000. All of these shares were purchased by unrelated persons.

         On January 5, 1999, our company issued 590,000 shares of common stock originally valued at $0.25 per share for cash of $117,500 and debt conversion of $35,000. Additional expense of $295,000 was recorded to reflect the discount from $0.75 per share which was the price that our company was selling restricted stock to independent third parties. Of the total number of shares issued on this date, 100,000 shares were issued to Mr. Ingarfield's parents and the remainder were issued to unrelated persons.

         On January 5, 1999, our company issued 866,670 shares of common stock valued at $0.75 per share for cash of $475,000 and conversion of debt of $175,000. All of these shares were purchased by unrelated persons.

         On January 8, 1999, our company issued 210,668 shares of common stock valued at $0.75 per share for cash of $158,000. All of these shares were purchased by unrelated persons.

         On January 11, 1999, our company issued 560,000 shares of common stock for cash, originally valued at $0.25 per share for $140,000 of cash. Additional expense of $280,000 was recorded to value the shares at $0.75 per share. All of these shares were purchased by unrelated persons.

         On January 11, 1999, our company issued 800,000 shares of common stock for media services originally valued at $0.75 per share. All of these shares were issued by an unrelated marketing firm.

         On January 20, 1999, our company issued 160,000 shares of common stock for cash originally valued at $0.25 per share for $40,000 of cash. Additional expense of $80,000 was recorded to value the shares at $0.75 per share. All of these shares were purchased by unrelated persons.

         On January 27, 1999, our company issued 1,100,000 shares of common stock for the purchase of Avid Sportswear, Inc. valued at $0.75 per share. All of these shares were issued to the former shareholders of Avid Sportswear, Inc., including 1,000,000 shares to David Roderick, the Executive Vice-President of Merchandising and Design of Avid Sportswear, Inc.

         On February 4, 1999, our company issued 372,002 shares of common stock at $0.75 per share for cash of $279,002. All of these shares were purchased by unrelated persons.

         On March 11, 1999, our company issued 1,220,000 shares of common stock for cash originally valued at $0.25 per share for $305,000 of cash. Additional expense of $610,000 was recorded to value the shares at $0.75 per share. All of these shares were purchased by unrelated persons.

         On March 11, 1999, our company issued 83,334 shares of common stock for cash of $67,500. All of these shares were purchased by unrelated persons.

         On March 29, 1999, our company issued 18,334 shares of common stock valued at $0.75 per share for cash of $13,750. All of these shares were purchased by unrelated persons.

         On May 28, 1999, our company issued 101,100 shares of common stock valued at $0.75 per share for cash of $75,825. All of these shares were purchased by unrelated persons.

         On September 22, 1999, our company issued 50,000 shares of common stock originally valued at $0.25 per share for cash of $12,500. Additional expense of $25,000 was recorded to value the shares at $0.75 per share. All of these shares were purchased by unrelated persons.

         On December 31, 1999, our company issued 285,714 shares of common stock valued at $0.35 per share for cash of $100,000. All of these shares were purchased by an unrelated party.

         In December 1999, our company issued a total of 5,344,200 shares of common stock for the conversion of debt to equity at a price of $0.22 per share, including 3,735,227 shares to Mr. Ingarfield, 489,359 shares to Browning and 173,350 shares to LaValliere. Messrs. Ingarfield, Browning and LaValliere converted indebtedness of $821,750, $107,659 and $38,137, respectively. An additional interest expense of $293,381 was recorded to value the shares at $0.275 per share to reflect a 20% discount on the conversion. See "Certain Relationships and Related Transactions."

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

         In February 2000, our company issued a total of 695,583 shares of common stock to Mr. Ingarfield for the conversion of $236,498 of indebtedness to equity at a price of $0.34 per share. An additional interest expense of $67,472 was recorded to value the shares at $0.437 per share to reflect a 20% discount on the conversion. In addition, in February 2000, our company issued 1,200,000 shares to Barnum Mow in consideration of his employment. These shares were valued at $0.30 per share. See "Executive Compensation - Restricted Stock Grant."

         Between February 22, 2000 and June 22, 2000, our company sold subscriptions to purchase 14,352,927 shares of our common stock at a price of $0.35 per share for cash of $5.0 million. All of these shares were purchased by unrelated persons.

         In June 2000, our company issued 350,000 shares of common stock to Persia Consulting Group, Inc. in exchange for consulting services provided under a Consulting Agreement dated June 22, 2000. These consulting services were valued at $203,000. In addition, in June 2000, Mr. LaValliere elected to tender a $60,523 receivable owed to him by the company under the terms of the private placement offering in exchange for 172,923 shares to our common stock.

         In June 2000, our company issued a total of 1,294,352 shares of common stock for the conversion of debt to equity at a price of $0.35 per share, including 172,923 shares to Mr. LaValliere and 1,121,429 shares to unrelated parties. Mr. LaValliere and unrelated parties converted indebtedness of $60,523 and $392,500, respectively.

         In June 2000, our company issued 15,000 shares of common stock to Undiscovered Equities Research Corp. in exchange for consulting services provided under a Consulting Agreement dated June 28, 2000 and $10,000. The consulting services were valued at $5,250.

         In November 2000, our company raised $300,000 in the form of convertible debentures. The debentures are at an interest rate of 6% with the principal and accrued interest due November 1, 2005. The debenture holders are entitled to convert all or part of the principal amount plus accrued interests into shares of the company's common stock equal to either (a) an amount equal to 120% of the closing bid price of the company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the closing bid price for twenty trading days immediately preceding the conversion date. The company is obligated to register the resale of the conversion shares under the Securities Act of 1933. The debentures are subordinate and junior in right of payment to all accounts payable to the company incurred in the ordinary course of business and/or bank debt of the company not to exceed $500,000. The company has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures by giving the debenture holder not less than five days prior to written notice if the closing bid price of the company's common stock is $1.25 or higher price per share for ten consecutive trading days or upon the five year anniversary of the debenture issuance.

         In November 2000, our company issued 300,000 shares of common stock to unrelated parties in exchange for consulting services provided to the company. These consulting services were valued at $46,875.

         In December 2000, our company issued 2,000,000 shares of our common stock valued at $0.20 per share. This issuance has been shown in our Company's financial statements for the year ended December 31, 2000 as a subscription receivable. All of these shares were purchased by unrelated parties.

On November 28, 2000, we entered into a Line of Credit with GMF Holdings, Inc. ("GMF") Pursuant to the Line of Credit, GMF agreed to acquire up to $10 million of our debentures. The debentures are convertible into shares of our Common Stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our company's Common Stock is traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our company can request under any individual sale is subject to the average trading volume of our Common Stock for the preceding 40-day trading period. GMF has waived the dollar amount limitation on several occasions. The maximum term of the Line of Credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell Common Stock or Common Stock equivalents, sell assets, merge, or enter into certain other transactions. Pursuant to the terms of the Line of Credit, our company registered 55,500,000 shares of our Common Stock to be issued upon conversion of convertible debentures sold in connection with such Line of Credit.

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

         The sale of unregistered securities to Lido Capital Corporation and Messrs. Ingarfield, Browning, LaValliere and Roderick were exempt from registration pursuant to Section 4(2) of the 1933 Act and Regulation D promulgated under the 1933 Act. Each of these investors was an officer or director of our company at the time of purchase, except for Lido Capital Corporation which was wholly-owned and controlled by an officer and director of our company, Mr. Ingarfield.


ITEM 6.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
         ----------------------------------------------------------

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING IN THIS ANNUAL REPORT ON FORM 10-KSB.

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

PLAN OF OPERATIONS

         ADDITIONAL FUND RAISING ACTIVITIES. As of December 31, 2000, we had $25,452 cash-on-hand. We have historically funded our operations through a combination of internally generated cash, funds loaned to our company by certain of our officers and directors and through the sale of securities. We may need to raise additional funds to meet expected demand for our products for the remainder of 2001 and beyond. Our current liabilities exceeded our current assets as of December 31, 2000. Expenses have increased due to, among other things, the addition of the Dockers Golf and British Open Collection labels. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

         We registered on behalf of certain shareholders 14,988,640 shares of Common Stock issued pursuant to our company's private offerings, which registration statement became effective on July 28, 2000. In addition, we registered on behalf of certain shareholders 55,500,000 shares of Common Stock issued, or to be issued pursuant to our company's line of credit, which registration statement became effective on January 8, 2001. The sale of these shares is permitted in most states pursuant to registration or exemptions from registration. These shares of Common Stock may be offered and sold from time to time by selling shareholders of our company, and none of the proceeds generated from such sales will be available to our company. See "Certain Business Risk Factors - Future Sales by Our Shareholders May Adversely Affect Our Stock Price and Our Ability to Raise Funds in New Stock Offerings."

         SUMMARY OF ANTICIPATED PRODUCT DEVELOPMENT. We spent approximately $280,000 and $417,000 on product development in 1999 and 2000, respectively, in preparation for future seasons and in designing products for the Dockers Golf and British Open Collection labels. Because these product development efforts are in their infancy, we expect these efforts to continue into the foreseeable future. Initially, these efforts are expected to focus on golf-related apparel and may eventually include other types of apparel. Even after our product lines mature, we expect product development to remain a significant expense due to changing fashions and other factors. We commenced a national roll-out of our Dockers Golf and British Open Collection labels in the Fall of 2000.

         SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2000, we purchased computer hardware and software, telephone and embroidery equipment at a cost of approximately $734,000.

         CHANGES IN NUMBER OF EMPLOYEES. We currently have 31 employees. As shown in the following chart, we anticipate minimal hiring during 2001. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.

                                                                PROJECTED
                                                   CURRENT      EMPLOYEES
          DEPARTMENT                              EMPLOYEES       2001
          ----------                              ---------       ----

          Marketing and Sales                         2             2
          Embroidery and Sewing                       10            10
          Warehousing and Delivery                    4             4
          Design and Production Control               5             5
          Administrative and Other
                   Support Positions                  10            9
                                                   --------      --------
          Total Employees                             31            30
                                                   --------      --------
          Independent Contractors - Sales             38            40
                                                   ========      ========

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in our company's Consolidated Statement of Operations for the year ended December 31, 2000 and 1999 and the three months ended December 31, 2000 and 1999:

                                PERCENTAGE OF SALES
                                -------------------

                                     YEAR ENDED     YEAR ENDED
                                    DECEMBER 31,    DECEMBER 31,
                                        2000           1999
                                    ------------    ------------

            Sales, net                   100.0%          100.0%

            Cost of goods sold            89.0%           69.2%

            Gross margin                  11.0%           30.9%

            Operating expenses            84.6%          205.3%

            (Loss) from
            operations                    73.6%          174.4%

            Interest expense               3.5%           16.3%

            Net loss                      77.4%          187.7%

YEARS ENDED DECEMBER 31, 2000 AND 1999

         Our  results  of  operations  for the year  ended  December  31,  1999, included ten months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. Our results of operations in the year ended December 31, 2000, included year of operations of our wholly-owned subsidiary.

         SALES, NET. Sales, net increased $8.5 million, or 317.0%, from $2.7 million to $11.2 million in the year ended December 31, 2000 compared to the same period in the prior year. This increase is primarily attributable to the introduction of the Dockers Golf and British Open Collection product lines. The year ended December 31, 2000, included a full year of operating results of our wholly-owned subsidiary, Avid Sportswear, Inc. compared to ten months of operating results in the same period in the prior year.

         COST OF GOODS SOLD. Cost of goods sold increased $8.1 million, or 436.5%, from $1.9 million to $10.0 million in the year ended December 31, 2000 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net, increased from 69.2% in the year ended December 31, 1999 to 89.0% in the year ended December 31, 2000. This increase was primarily attributable to increased sales, net and the higher cost of materials and freight incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines, as well as the need to give concessions to customers caused by late shipping, and the liquidation of inventory from prior seasons.

         GROSS PROFIT. Gross profit increased $0.4 in the year ended December 31, 2000 compared to the same period in the prior year. Gross profit as a percentage of sales, net decreased from 30.9% to 11.0% in the year ended
September 30, 1999 and 2000, respectively. This decrease was primarily attributable to the increase in cost of goods sold in the current period compared to the same period in the prior year.

         SELLING EXPENSES. Selling expenses increased $1.9 million , or 193.3%, from $1.0 million to $2.9 million in the year ended December 31, 2000 compared to the same period in the prior year. This increase was primarily attributable to the start-up costs incurred in connection with the introduction of the Dockers Golf and British Open Collection product lines.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.4 million, or 33.0%, from $3.8 million to $5.2 million in the year ended December 31, 2000 compared to the same period in the prior year. This increase was primarily attributable to the infrastructure development of our wholly-owned subsidiary, Avid Sportswear, Inc. The infrastructure development supported the sales growth in 2000 and is expected to support additional growth in future periods.

         INTEREST EXPENSE. Interest expense decreased $48,000, or 11.0%, in the year ended December 31, 2000, compared to the same period in the prior year. This decrease resulted primarily from the pay-off of senior lender debt in August 2000.

         NET LOSS. Net loss increased $3.6 million, or 70.0%, from $5.0 million to $8.6 million in the year ended December 31, 2000 compared to the same period in the prior year. This increase was primarily attributable to the increase in cost of goods sold, selling expenses, general and administrative expenses and interest expense in the year ended December 31, 2000.

         LIQUIDITY AND CAPITAL RESOURCES As of December 31, 2000, we had $25,452 cash-on-hand and our current liabilities exceeded our current assets. A discussion of how we generated and used cash in the year follows:

         OPERATING ACTIVITIES. Our operating activities used $4.0 million in cash during the year ended December 31, 2000, consisting mainly of a net loss of $8.6 million. This item was partially offset by Common Stock issued for services valued at $0.5 million, depreciation and amortization expenses of $0.5 million, an increase in accounts payable of $3.6 million, a decrease in accounts receivable of $0.4 million, a decrease in inventory of $0.08 million, an increase in due to factor of $0.9 million and an increase in accrued expenses of $0.3 million.

         INVESTING ACTIVITIES. Our investing activities used $0.7 million in cash during the year ended December 31, 2000, consisting mainly of the purchase of embroidery equipment, an exhibit booth for trade shows and computer equipment.

         FINANCING ACTIVITIES. Financing activities provided net cash of $4.5 million, generated mainly by the proceeds from notes payable of $0.3 million, proceeds from related party notes payable of $1.3 million, the issuance of Common Stock for cash of $4.0 million, and proceeds from convertible debentures of $0.3 million, partially offset by payments of notes payable of $1.2 million.

         Due to our significant quarterly losses and the anticipated demand for our Dockers Golf and British Open Collection product lines, we will need to rely on external financing to fund our operations for the foreseeable future. Expenses increased in the three months ended December 31, 2000 due to, among other things, the roll-out of the Dockers Golf and British Open Collection labels. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

         In August 2000, we entered into a factoring, letter of credit and revolving inventory facility. Under the terms of these arrangements, we assign substantially all invoices for collection, typically on a non-recourse basis. We may borrow up to 75% of eligible accounts receivable with a factoring commission rate on the net sales factored and interest on the amounts advanced at the factor's index rate plus 4.29%. The index rate was 6.2% at December 31, 2000, corresponding to an interest rate of 10.49%. In addition, currently we may borrow up to 10% of eligible inventory, subject to a borrowing limit of $2,500,000. In addition, a letter of credit facility was established that is not to exceed $3,500,000, subject to a reserve of 60% of available borrowing under the revolving facility. The term of the facility is one year and will automatically renew unless either party gives sixty days' notice of its intent not to renew.

         On August 10, 2000, we received a letter from Levi Strauss & Co. that our company was in default of the Dockers Golf License Agreement between the Company's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss & Co. for failure to pay timely our royalty payments for May and June 2000. We have subsequently cured this default to the satisfaction of Levi Strauss & Co.

         As of August 18 2000, the outstanding balance of the Company's loan with First State Bank, including all collateral security and guarantees associated therewith, were assigned to Earl T. Ingarfield, Michael LaValliere and Lido Capital Corporation in consideration of payment in full of all outstanding indebtedness to First State Bank.

         In November 2000, our company raised $300,000 in gross proceeds and $255,000 in net proceeds from the sale of convertible debentures. See "Item 2. Changes in Securities and Use of Proceeds."

         On November 28, 2000, we entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of our debentures. The debentures are convertible into shares of our Common Stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our company's Common Stock is traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our company can request under any individual sale is subject to the average trading volume of our Common Stock for the preceding 40-day trading period. The maximum term of the Line of Credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell Common Stock or Common Stock equivalents, sell assets, merge, or enter into certain other transactions.

         In December 2000, our company raised $400,000 from the sale of 2,000,000 shares of Common Stock. See "Item 2. Market for Common Equity and Related Stockholder Matters."

         On January 19, 2001, we received a letter from IMG that our company is in default of the license with The Championship Committee Merchandising Limited for failure to pay timely our royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000.

ITEM 7.  FINANCIAL STATEMENTS.
         --------------------

                          AVID SPORTSWEAR & GOLF CORP.

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 and 1999

                                 C O N T E N T S


Independent Auditors' Report..................................................25

Consolidated Balance Sheet....................................................26

Consolidated Statements of Operations.........................................28

Consolidated Statement of Stockholders' Equity (Deficit)......................29

Consolidated Statements of Cash Flows.........................................32

Notes to the Consolidated Financial Statements................................34

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Avid Sportswear & Golf Corp.
Torrence, California

We have audited the accompanying consolidated balance sheet of Avid Sportswear & Golf Corp. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avid Sportswear & Golf Corp. as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has current liabilities in excess of current assets of $2,964,997 and has generated significant losses for the years ended December 31, 2000 and 1999. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


/s/ HJ & Associates, LLC
------------------------
HJ & Associates, LLC
Salt Lake City, Utah
January 17, 2001,
except for Note 17,
which is dated March 31, 2001

                          AVID SPORTSWEAR & GOLF CORP.
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------
                                                                    December 31,
                                                                        2000
                                                                    ------------

CURRENT ASSETS

    Cash                                                                 $25,452
    Accounts receivable, net (Note 1)                                     75,719
    Inventory (Note 2)                                                 1,961,464
    Due from factor, net (Note 10)                                       816,663
    Prepaid expenses                                                     134,900
    Other current assets                                                  71,540
                                                                      ----------

        Total Current Assets                                           3,085,738
                                                                      ----------

EQUIPMENT

    Machinery and equipment                                              484,495
    Furniture and fixtures                                                90,263
    Computers and software                                               408,046
    Office equipment                                                      49,770
    Show booths                                                          460,927
    Leasehold improvements                                                31,470
    Less: accumulated depreciation                                     (468,861)
                                                                      ----------

        Total Equipment                                                1,056,110
                                                                      ----------

OTHER ASSETS

    Goodwill, net (Note 14)                                            2,090,171
    Debt offering costs (Note 6)                                          66,405
    Deposits                                                              15,789
    Trademarks                                                             2,902
                                                                      ----------

        Total Other Assets                                             2,175,267
                                                                      ----------

        TOTAL ASSETS                                                 $ 6,317,115
                                                                     ===========



       The accompanying notes are an integral part of these consolidated financial statements.
                                       26

                          AVID SPORTSWEAR & GOLF CORP.
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                    December 31,
                                                                        2000
                                                                    ------------
CURRENT LIABILITIES

    Cash overdraft                                                      $ 87,534
    Accounts payable                                                   5,086,000
    Accrued expenses                                                     479,688
    Notes payable - related parties (Note 4)                             166,557
    Notes payable (Note 5)                                               100,000
    Capital leases - current portion (Note 11)                            44,279
    Customer deposits                                                     86,677
                                                                      ----------

        Total Current Liabilities                                      6,050,735
                                                                      ----------

SUBORDINATED DEBT

    Notes payable - related parties (Note 4)                             547,126
    Note payable (Note 5)                                                561,525
                                                                      ----------

        Total Subordinated Debt                                        1,108,651
                                                                      ----------

LONG-TERM DEBT

    Convertible debentures (Note 6)                                      300,000
    Capital leases - long term portion (Note 11)                         122,954
                                                                      ----------

        Total Long-Term Debt                                             422,954
                                                                      ----------

        Total Liabilities                                              7,582,340
                                                                      ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock; 10,000,000 shares authorized of
     $0.001 par value, zero issued and outstanding
    Common stock; 150,000,000 shares authorized of $0.001
     par value, 46,429,406 shares issued and outstanding                  46,429
    Additional paid-in capital                                        13,855,035
    Common stock subscription receivable                               (942,000)
    Accumulated deficit                                             (14,224,689)
                                                                    ------------

        Total Stockholders' Equity (Deficit)                         (1,265,225)
                                                                    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 6,317,115
                                                                    ============



        The accompanying notes are an integral part of these consolidated financial statements.
                                       27

                          AVID SPORTSWEAR & GOLF CORP.
                      Consolidated Statements of Operations


                                                                     For the Years Ended
                                                                         December 31,
                                                      -------------------------------------------------
                                                           2000                                1999
                                                      --------------                     --------------
SALES, NET                                              $ 11,186,719                        $ 2,682,417

COST OF GOODS SOLD                                         9,951,682                          1,854,985
                                                       -------------                      -------------

    Gross Margin                                           1,235,037                            827,432
                                                       -------------                      -------------

OPERATING EXPENSES

    Shipping expenses                                        498,974                            153,848
    Design expense                                           416,552                            156,358
    Selling expenses                                       2,833,363                            966,065
    Depreciation and amortization expense                    463,936                            369,072
    Bad debt expense                                           6,840                             57,039
    General and administrative expenses                    5,247,097                          3,803,463
                                                       -------------                      -------------

        Total Operating Expenses                           9,466,762                          5,505,845
                                                       -------------                      -------------

        (Loss) from Operations                           (8,231,725)                        (4,678,413)
                                                       -------------                      -------------

OTHER INCOME (EXPENSE)

    Interest expense                                       (390,002)                          (438,269)
    Recovery of bad debts                                          -                             80,704
    Loss on sale of assets                                  (39,827)                                  -
                                                       -------------                      -------------

        Total Other Income (Expense)                       (429,829)                          (357,565)
                                                       -------------                      -------------

INCOME TAX BENEFIT                                                 -                                  -
                                                       -------------                      -------------

NET LOSS                                               $ (8,661,554)                      $ (5,035,978)
                                                       ============                       =============

BASIC LOSS PER SHARE (Note 1)                          $      (0.23)                      $      (0.25)
                                                       =============                      =============




        The accompanying notes are an integral part of these consolidated financial statements.
                                       28

                                                    AVID SPORTSWEAR & GOLF CORP.
                                        Consolidated Statements of Stockholders' Equity (Deficit)


                                                     Common Stock                Additional
                                               -------------------------          Paid-In          Subscriptions        Accumulated
                                                 Shares         Amount            Capital            Receivable           Deficit
                                               -----------     ---------     ---------------      ----------------     -------------
Balance, December 31, 1998                      14,612,000      $ 14,612       $   893,193         $     (60,000)      $  (527,157)

January 5, 1999, common stock
 issued for cash, services and debt,
 valued at $0.75 per share (Note 3)                590,000           590           441,910                      -                 -

January 5, 1999, common stock
 issued for cash and debt, valued
 at $0.75 per share (Note 3)                       866,670           867           649,133                      -                 -

January 8, 1999, common stock
 issued for cash at $0.75 per
 share (Note 3)                                    210,668           211           157,789                      -                 -

January 8, 1999, warrants issued
 below market value (Note 3)                             -             -            53,235                      -                 -

January 11, 1999, common stock
 issued for cash and services,
 valued at $0.75 per share (Note 3)                560,000           560           419,440                      -                 -

January 11, 1999, common stock
 issued for media services valued
 at $0.75 per share (Note 3)                       800,000           800           599,200                      -                 -

January 20, 1999, common stock
 issued for cash and services valued at
$07.25 per share (Note 3)                          160,000           160           119,840                      -                 -

January 27, 1999, common stock
 issued to purchase Avid Sportswear
 valued at $0.75 per share (Note 3)              1,100,000         1,100           823,900                      -                 -

February 4, 1999, common stock
 issued for cash at $0.75 per share
 (Note 3)                                          372,002           372           278,630                      -                 -
                                               -----------     ---------     -------------        ---------------    --------------
Balance Forward                                 19,271,340      $ 19,272      $  4,436,270         $     (60,000)      $   (527,157)
                                               -----------     ---------     -------------        ---------------    ---------------


       The accompanying notes are an integral part of these consolidated financial statements.
                                       29

                                                          AVID SPORTSWEAR & GOLF CORP.
                                        Consolidated Statements of Stockholders' Equity (Deficit) (Continued)





                                                     Common Stock                Additional
                                               -------------------------          Paid-In          Subscriptions       Accumulated
                                                 Shares         Amount            Capital            Receivable          Deficit
                                               -----------     ---------     ---------------      ----------------    -------------
Balance Forward                                 19,271,340       $ 19,272      $    4,436,270       $     (60,000)    $   (527,157)

March 11, 1999, common stock issued
    for cash and services valued at
    $0.75 per share (Note 3)                     1,220,000          1,220             913,780                   -                 -

March 11, 1999 common stock issued
    for cash at $0.75 per share (Note 3)            83,334             83              62,417                   -                 -

March 11, 1999 common stock issued
    for cash at $0.75 per share (Note 3)            18,334             18              13,732                   -                 -

May 28, 1999, common stock issued
    for cash at $0.75 per share (Note 3)           101,100            101              75,724                   -                 -

September 20, 1999, common stock
    issued for cash and services valued
    at $0.75 per share (Note 3)                     50,000             50              37,450                   -                 -

December 28, 1999, common stock issued for
    conversion of debt to equity at $0.22 per
    share (Note 3)                               5,344,200          5,344           1,170,380                   -                 -

Conversion of debt below market value                    -              -             293,381                   -                 -

December 31, 1999, common stock
    issued for cash at $0.35 per share
    (Note 3)                                       285,714            286              99,714                   -                 -

Stock offering costs                                     -              -            (10,000)                   -                 -

Receipt of stock subscription                            -              -                   -              30,000                 -

Net loss for the year ended
    December 31, 1999                                    -              -                   -                   -       (5,035,978)
                                               -----------     ----------    ----------------     ---------------     -------------
Balance, December 31, 1999                      26,374,022       $ 26,374      $    7,092,848         $  (30,000)     $ (5,563,135)
                                               ===========     ==========    ================     ===============     =============

        The accompanying notes are an integral part of these consolidated financial statements.
                                       30

                                                          AVID SPORTSWEAR & GOLF CORP.
                                        Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                     Common Stock                Additional
                                               -------------------------          Paid-In          Subscriptions       Accumulated
                                                 Shares         Amount            Capital            Receivable          Deficit
                                               -----------     ---------     ---------------      ----------------    -------------

Balance, December 31, 1999                     26,374,022       $   26,374    $  7,092,848         $     (30,000)      $ 5,563,135)

January 17, 2000, common
 stock issued for services,
 valued at $0.30 per share                      1,200,000            1,200         358,800                     -                  -

January 25, 2000, common
 stock issued to a related party
 for conversion of debt, valued
 at $0.38 per share                             1,241,874            1,241         464,461                     -                  -

February 1, 2000, common
 stock issued to a related party
 for conversion of debt, valued
 at $0.44 per share                               695,583              696         303,274                     -                  -

March 6, 2000, cancellation of
 common stock subscription
 receivable                                      (100,000)            (100)        (14,900)               15,000                  -

May 17, 2000, through
 July 11, 2000, common stock
 issued pursuant to SB-2 valued
 at $0.35 per share                            14,702,927           14,703       5,131,322              (527,000)                 -

Stock offering costs                                    -                -        (268,815)                    -                  -

June 30, 2000, common stock
 issued for services valued at
 $0.35 per share                                   15,000               15           5,235                     -                  -

November 15, 2000, common
 stock issued for services valued
 at $0.16 per share                               300,000              300          46,575                     -                  -

December 15, 2000, common
 stock issued for subscription at
 $0.20 per share                                2,000,000            2,000         398,000             (400,000)                  -

Warrants and options issued
 below market value per
 FAS 123 valuations                                     -                -         338,235                    -                   -

Net loss for the year ended
 December 31, 2000                                      -                -               -                    -         (8,661,554)
                                               -----------      ----------    -------------          -------------   --------------
Balance, December 31, 2000                     46,429,406       $   46,429    $ 13,855,035           $  (942,000)      $(14,224,689)
                                               ===========      ==========    =============          =============   ==============





        The accompanying notes are an integral part of these consolidated financial statements.
                                       31

                                      AVID SPORTSWEAR & GOLF CORP.
                                 Consolidated Statements of Cash Flows

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  2000              1999
                                                              ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                  $  (8,661,554)     $  (5,035,978)
   Adjustments to reconcile net (loss) to net cash
    used in operating activities:
     Depreciation and amortization                                   463,936             369,072
     Loss on valuation of asset                                       39,827                   -
     Options and warrants issued below market                        338,235              53,235
     Common stock issued for services                                534,625           1,890,000
     Conversion of debt below market value                           153,656             293,381
     Recovery of bad debt expense                                          -             (80,704)
     Change in allowance for bad debt                                (44,376)                  -
   Changes in operating assets and liabilities:
     Increase in due from factor                                    (910,293)                  -
     (Increase) decrease in accounts receivable                      378,091              80,775
     (Increase) decrease in inventory                                (76,074)           (876,299)
     (Increase) decrease in other assets                            (187,115)            (13,165)
     Increase (decrease) in accounts payable                       3,632,773             926,954
     Increase (decrease) in other current liabilities                365,480             116,461
                                                               --------------   ----------------

       Net Cash Used in Operating Activities                      (3,972,789)         (2,276,268)
                                                               --------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of equipment                                    22,350                   -
   Purchases of property and equipment                              (733,915)           (343,705)
                                                               --------------   -----------------

       Net Cash Used in Investing Activities                        (711,565)           (343,705)
                                                               --------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash overdraft                                                     87,534                   -
   Cash purchased with Avid Sportswear, Inc.                               -              34,045
   Payment to Avid shareholders                                            -            (725,000)
   Proceeds from notes payable                                       261,525           1,962,274
   Payments on notes payable                                      (1,160,524)         (1,852,869)
   Proceeds from related party notes payable                       1,307,723           1,479,677
   Payments on related party notes payable                                 -            (265,058)
   Proceeds from convertible debentures                              300,000                   -
   Stock offering costs                                             (268,815)                  -
   Issuance of common stock for cash                               4,048,501           1,804,074
   Receipt of related party receivable                                     -             253,500
   Proceeds from subscribed stock                                          -              12,500
   Common stock repurchased                                          (17,500)                  -
   Payments on capital leases                                        (17,350)                  -
   Debt offering costs                                               (68,695)                  -
                                                               --------------   ----------------

       Net Cash Provided by Financing Activities               $   4,472,399      $    2,703,143
                                                               ==============   ================



        The accompanying notes are an integral part of these consolidated financial statements.
                                       32

                                    AVID SPORTSWEAR & GOLF CORP.
                        Consolidated Statements of Cash Flows (Continued)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  2000              1999
                                                              ---------------- ---------------

NET INCREASE (DECREASE) IN CASH                                $     (211,955)         83,170

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                              237,407         154,237
                                                               ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $       25,452   $     237,407
                                                               ===============  ===============


CASH PAID FOR:

   Interest                                                    $      143,545   $      94,392
   Income tax                                                  $            -   $           -

SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES

   Issuance of common stock for subsidiary                     $            -   $     825,000
   Issuance of common stock for debt                           $    1,069,039   $   1,385,724
   Issuance of common stock for services                       $      534,625   $   1,890,000
   Issuance of common stock for subscription                   $      927,000   $           -
   Conversion of debt below market value                       $      153,656   $     293,381
   Options and warrants issued below market                    $      338,235   $      53,235
   Capital leases for equipment                                $      184,583   $           -






        The accompanying notes are an integral part of these consolidated financial statements.
                                       33

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                      a.  Organization and Business Activities

                      Avid Sportswear & Golf Corp. was incorporated under the laws of the State of Nevada on September 19, 1997 as Golf Innovations Corp. On April 19, 1999, the Board of Directors voted to change the name of the Company to Avid Sportswear & Golf Corp. to better reflect the business of the Company. Additionally, the Board of Directors voted to change the authorized capitalization to 50,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. On July 13, 1998, the Board of Directors authorized a 3-for-1 forward stock split. On December 28, 2000, the shareholders authorized an increase in the number of common shares to 150,000,000 All references to common stock have been retroactively restated. The rights and preferences of the preferred stock are to be set at a later date. The Company is engaged in the business of producing and selling golf wear related products.

                      b.  Depreciation

                      Depreciation is provided using the straight-line method over the assets' estimated useful lives as follows:

                          Machinery and equipment      5-10 years
                          Furniture and fixtures       10 years
                          Show booths                  5 years
                          Leasehold improvements       5 years, or end of lease,
                                                         whichever is earliest
                          Office equipment             5 years
                          Computer equipment           3 years

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

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      NATURE OF ORGANIZATION (Continued)

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

              f.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                                                      For the
                                                                    Years Ended
                                                                   December 31,
                                                        -----------------------------------
                                                               2000              1999
                                                        ----------------   ----------------
              Numerator (net loss)                        $  (8,661,554)    $  (5,035,978)
              Denominator (weighted average
                number of shares outstanding)                37,696,446        20,264,997
                                                        ----------------   ----------------
              Loss per share                              $       (0.23)    $       (0.25)
                                                        ================   ================


              Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

              g.  Income Taxes

              No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $13,000,000 at December 31, 2000 which will fully expire in 2020. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

              The income tax benefit differs from the amount computed at federal statutory rates as follows:

                                                                      For the
                                                                    Years Ended
                                                                   December 31,
                                                        -----------------------------------
                                                               2000              1999
                                                        ----------------   ----------------
              Income tax benefit at statutory rate       $   3,611,857     $  1,996,318
              Change in valuation allowance                 (3,611,857)      (1,996,318)
                                                         $           -     $          -
                                                        ===============   ==============

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              g.  Income Taxes (Continued)

              Deferred tax assets (liabilities) at December 31, 2000 are comprised of the following:

              Net operating loss carryforward                    $     5,608,176

              Valuation allowance                                    (5,608,176)
                                                                ----------------
                                                                 $             -
                                                                ================

              h.  Change in Accounting Principle

              The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

              i.  Goodwill

              Goodwill generated from the purchase of Avid Sportswear, Inc. is amortized over a ten-year life using the straight-line method. The Company will evaluate the recoverability of the goodwill annually. Any impairment of goodwill will be realized in the period it is recognized.

              j.  Allowance for Doubtful Accounts

              The Company's accounts receivable and due from factor are shown net of an allowance for doubtful accounts of $46,906 and $93,630, respectively, at December 31, 2000.

              k.  Reclassification

              Certain  December  31, 1999  balances  have been  reclassified  to
              conform   with  the   December   31,  2000   financial   statement
              presentation.

              l.  Advertising Expense

              The Company expenses advertising costs as incurred.

              m.  Principles of Consolidation

              The  consolidated   financial  statements  presented  include  the
              accounts of Avid Sportswear & Golf Corp. and Avid Sportswear, Inc. All significant intercompany accounts have been eliminated.

              n.  Revenue Recognition

              The Company's revenue is created primarily from the sale of men's golf apparel. Revenue is recognized when the product is shipped to the customer.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      NATURE OF ORGANIZATION (Continued)

              o.  Stock Options

              The Company applies Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              SFAS Statement No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

NOTE 2 -      INVENTORY

              Inventories for December 31, 2000 consisted of the following:

                                                                   December 31,
                                                                      2000
                                                                 ---------------
              Finished goods                                     $     1,961,464
                                                                 ---------------
                  Total                                          $     1,961,464
                                                                 ===============

              The balance at December 31, 2000 is net of a reserve for obsolete inventory for $100,000.

              Inventories for finished goods are stated at the lower of cost or market and based on the first-in, first-out basis.


NOTE 3 -      EQUITY TRANSACTIONS

              On January 5, 1999, the Company issued 590,000 shares of common stock at $0.25 per share for cash of $117,500 and debt conversion of $35,000. Additional expense of $295,000 was recorded to reflect the discount from $0.75 per share which was the price that the Company was selling restricted stock to independent third parties.

              On January 5, 1999, the Company issued 866,670 shares of common stock valued at $0.75 per share for cash of $475,000 and conversion of debt of $175,000.

              On January 8, 1999, the Company issued 210,668 shares of common stock valued at $0.75 per share for cash of $158,000.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 3 -      EQUITY TRANSACTIONS (Continued)

              On January 11, 1999, the Company issued 560,000 shares of common stock for cash at $0.25 per share or $140,000. Additional expense of $280,000 was recorded to value the shares at $0.75 per share.

              On January 11, 1999, the Company issued 800,000 shares of common stock for media services at $0.75 per share.

              On January 20, 1999, the Company issued 160,000 shares of common stock for cash at $0.25 per share or $40,000. Additional expense of $80,000 was recorded to value the shares at $0.75 per share.

              On January 27, 1999, the Company issued 1,100,000 shares of common stock for the purchase of Avid Sportswear, Inc. valued at $0.75 per share.

              On February 4, 1999, the Company issued 372,002 shares of common stock at $0.75 per share for cash of $279,002.

              On March 11, 1999, the Company issued 1,220,000 shares of common stock for cash at $0.25 per share or $305,000. Additional expense of $610,000 was recorded to value the shares at $0.75 per share.

              On March 11, 1999, the Company issued 83,334 shares of common stock for cash of $67,500.

              On March 29, 1999, the Company issued 18,334 shares of common stock valued at $0.75 per share for cash of $13,750.

              On May 28, 1999, the Company issued 101,100 shares of common stock for cash at $0.75 per share for cash of $75,825.

              On September 22, 1999, the Company issued 50,000 shares of common stock at $0.25 per share for cash of $12,500. Additional expense of $25,000 was recorded to value the shares at $0.75 per share.

              On December 28, 1999, the Company issued 5,344,200 shares of common stock valued at $0.275 per share for the conversion of $1,175,724 of debt. The shares are valued at the market price on the date of issuance with additional interest expense of $293,381, recorded to reflect a 20% discount on the conversion.

              On December 31, 1999, the Company issued 285,714 shares of common stock valued at $0.35 per share for cash of $100,000.

              On January 17, 2000, the Company issued 1,200,000 shares of common stock valued at $0.30 per share for services of $360,000 to the President of the Subsidiary. These shares of common stock were forfeited by the President of the Subsidiary pursuant to an amendment to his employment agreement effective as of January 31, 2001.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 3 -      EQUITY TRANSACTIONS (Continued)

              On January 25, 2000, the Company issued 1,241,874 shares of common stock valued at $0.38 per share to related parties for the conversion of debt of $372,561 and recorded additional expense of $93,141 as a result of the beneficial conversion below the market.

              On February 1, 2000, the Company issued 695,583 shares of common stock valued at $0.44 per share to a related party for the conversion of debt of $243,454 and recorded additional expense of $60,516 as a result of the beneficial conversion below the market.

              On March 16, 2000, the Company canceled 100,000 shares of common stock and the related stock subscription receivable valued at $15,000. The shares were returned to the treasury and canceled.

              From May 17, 2000 to July 11, 2000, the Company sold 14,702,997 shares of common stock valued at $0.35 per share for cash of $4,061,502, conversion of a note payable of $375,000, conversion of a related party note payable of $60,523 and services of $122,000. Additionally, the Company has a stock subscription receivable of $527,000. These shares as well as 285,714 shares issued in December 1999, were registered pursuant to an SB-2 offering. The Company paid stock offering costs of $268,815 for commissions, legal and accounting fees.

              On June 30, 2000, the Company issued 15,000 shares of common stock of $0.35 per share for services of $5,250.

              On November 15, 2000, the Company issued 300,000 shares of common stock valued at $0.16 per share for services of $46,875.

              On August 9, 2000, the Company issued 300,000 options to unrelated parties below market value. The Company recognized additional compensation expense of $108,759.

              On August 14,  2000,  the  Company  issued  175,000  options to an
              unrelated  party  below  market  value.  The  Company   recognized
              additional compensation expense of $43,922.

              On December 15, 2000, the Company issued 2,000,000 shares of common stock to unrelated third parties at $0.20 per share. The Company recorded a stock subscription receivable of $400,000 in connection with the transaction.

              On December 29, 2000, the Company issued 2,000,000 warrants to an unrelated party as partial consideration for entering into a line of credit agreement below market value. The Company recognized additional compensation expense of $185,554.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 4 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following at December 31, 2000:

              Note payable to company controlled by CEO, bearing
               interest at 10%, unsecured and due on demand.          $  166,557

              Notes payable to CEO, bearing interest at 10%,
               unsecured and due on demand.                              447,126

              Note payable to Director dated December 9, 1999,
               bearing interest at 10%, unsecured and due on
              demand.                                                    100,000

                     Total Notes Payable - Related Parties               713,683

                     Less current portion                              (166,557)
                                                                     -----------

                     Long-Term Portion                                $  547,126
                                                                     ===========

              The notes payable to the CEO and Director totaling $547,126 have been subordinated to the GE line of credit (Note 10), accordingly, they have been classified as subordinated debt between current and long-term debt.

NOTE 5 -      NOTES PAYABLE

              Notes payable consisted of the following at December 31, 2000:

              Note payable to a shareholder  dated December
               1, 1999 as advanced, bearing interest at 12%,
               principal  and  interest  due by January  31,
               2000,  secured  by  personal   guarantees  of
               certain officers.                                     $   561,525

              Note payable to an  individual  dated
               December 24, 1999,  bearing  interest at 12%,
               secured  by  personal   guarantee   of  chief             100,000
               executive officer, due on demand.
                                                                         661,525
              Total notes payable


              Less: amounts due by December 31, 2001                   (100,000)
                                                                    ------------

              Total long-term debt                                   $   561,525
                                                                    ============

              The note payable to the shareholder of $561,525 has been subordinated to the GE line of credit (Note 10), accordingly, it has been classified as subordinated debt between current and long-term debt.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 6 -      CONVERTIBLE DEBENTURES

              Four  (4)  convertible  debentures  dated
              October 26, 2000, bearing interest at 6%,
              due  by  November  1,  2005,   unsecured,
              convertible  into  the  Company's  common
              stock at 120% of the closing bid price on
              November  1,  2000 or 80% of the  closing
              bid price for the  lowest  trading  price
              for  20  days  immediately  prior  to the
              conversion  date. The Company can require
              mandatory  conversion  if the closing bid
              price is $1.25 or higher per share for 10
              consecutive  trading  days  or  upon  the
              5-year anniversary date.                                 $ 300,000
                                                                      ----------
              Less current portion                                             -
                                                                      ----------

              Long-term portion                                        $ 300,000
                                                                      ==========

              The Company paid debt offering costs of $68,695 associated with the issuance of the convertible debentures. The costs are being amortized over the life of the debentures. Amortization expense of $2,290 has been recognized for the year ended December 31, 2000.

NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              a. Operating Leases

              The Company leases office and warehouse space and other equipment items under non-cancellable operating leases which expire in May 2003. The monthly office rent amount is $10,349. Rent expense for the years ended December 31, 2000 and 1999 was $124,590 and $124,846, respectively.

              Future payments required under the lease terms are as follows:

                     For the
                   Years Ended      Copier         Office        Car        Pitney
                   DECEMBER 31,     Lease          Lease        Lease       Bowes          Total
                   ------------   ---------    -----------  ----------     ----------   -----------

                     2001          $    955     $ 126,067    $  6,285       $  1,613     $  134,920
                     2002                -         42,336       6,285          1,210         49,831
                     2003                -              -       2,619              -          2,619
                   ------------   ---------    -----------  ----------     ----------   -----------
                                   $    955     $ 168,403    $ 15,189       $  2,823     $  187,370
                   ============   =========    ===========  ==========     ==========   ===========

              Copier lease:         $159.13 per month, lease expires June 2001.
              Office lease:         $10,348.80 per month, expires April 2002.
              Car lease:            $523.78 per month, expires May 2003.
              Pitney Bowes:         $403.34 per quarter, expires September 2002.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              b.  Royalty Agreement - British Open Collection

              BRITISH OPEN COLLECTION. On December 8, 1998, the Company obtained the sole and exclusive right and license to use certain trademarks associated with the British Open Golf Championship. The licensor is The Championship Committee Merchandising Limited, which is the exclusive licensor of certain trademarks from The Royal & Ancient Golf Club of St. Andrews, Scotland. This license is for the United States and its territories and has a seven year term. Under this license, the Company may manufacture, advertise, distribute and sell products bearing the licensed trademarks to specialty stores and the menswear departments of department stores. The Company is not permitted to sell these products to discount stores or mass-market retail chains. In return for this license, the Company must pay the licensor, on a quarterly basis, a royalty equal to five percent of net wholesale sales of products bearing these trademarks, subject to a guaranteed minimum royalty. Net wholesale sales means the invoiced wholesale billing price, less shipping, discounts actually given, duties, insurance, sales taxes, value-added taxes and credits allowed for returns or defective merchandise. The Company has accrued a payable of $62,500 for the first half of the second year minimum guaranteed royalty. This amount is included in the accrued expenses.

                                                Minimum
                 CONTRACT YEAR                  Royalty
                 -------------                  ----------

                               1                $  100,000
                               2                $  125,000
                               3                $  150,000
                               4                $  175,000
                               5                $  200,000
                               6                $  200,000
                               7                $  200,000

              On January 19, 2001, we received a letter from IMG that our company is in default of the license with The Championship Committee Merchandising Limited for failure to pay timely our royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              c.  Royalty Agreement - Dockers Golf

              DOCKERS GOLF. On May 10, 1999, our wholly-owned subsidiary obtained the exclusive, nonassignable right to use the "Dockers Golf" trademark solely in connection with the manufacturing, advertising, distribution and sale of products to approved retailers. The licensor is Levi Strauss & Co. This license is for the United States, its territories and Bermuda. The license has an initial term expiring on December 31, 2003 and will renew for an additional three year term expiring December 31, 2006 if: (i) net sales of the licensed products for calendar year 2002 are at least $17.0 million and (ii) our wholly-owned subsidiary has not violated any material provisions of the license. Thereafter, the licensor will negotiate in good faith for up to two additional three year terms if: (i) the license is renewed for the initial renewal period, (ii) our wholly-owned subsidiary's net sales for each year in the initial renewal period have exceeded its projected sales for each such year and (iii) our wholly-owned subsidiary has not violated any material provisions of the license. Subject to a guaranteed minimum royalty, our wholly-owned subsidiary must pay the licensor a royalty of six percent of net sales of first quality products and four percent of net sales of second quality products and close-out or end-of season products. If second quality products and close-out or end-of-season products account for more than ten percent of total licensed product sales, then the royalty on such products will be six percent instead of four percent. The guaranteed minimum royalty is as follows: The minimum guaranteed royalties began in 2000.

                                              Minimum
              CONTRACT YEAR                   Royalty
              -------------                   ----------

                             1                $  250,000
                             2                $  540,000
                             3                $  765,000
                             4                $  990,000


              During the year ended December 31, 2000, the Company expensed $589,076 pursuant to sales of Docker's products.

              The guaranteed minimum royalty in the initial renewal period, if any, will be equal to seventy-five percent of our wholly-owned subsidiary's projected earned royalty derived from the sales plan provided for each annual period contained in the initial renewal period. The guaranteed minimum royalty is payable quarterly, except for the first year in which it was payable as follows:
              $25,000 on March 31, 2000,  $50,000 on June 30, 2000, and $100,000
              on December 31, 2000. Based on its net sales in 2000, the wholly-owned subsidiary exceeded the guaranteed minimum royalty. Royalty expenses for the period ended December 31, 2000 of $131,348 are accrued and included in accrued expenses.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              c.  Royalty Agreement (Continued)

              Our wholly-owned subsidiary is required to spend at lease three percent of its projected sales of licensed products for each year on advertising for this brand. Between June 1, 1999 and December 31, 1999, it was required to spend at least $240,000 on initial product launch advertising. The license requires our wholly-owned subsidiary to produce two collections per year for the spring/summer and winter/fall seasons, in at least 52 styles, of which 40 must be tops and 12 bottoms. The licensor has the right to approve or disapprove in advance of sale the trademark use, styles, designs, dimensions, details, colors, materials, workmanship, quality or otherwise, and packaging. The licensor also has the right to approve or disapprove any and all endorsements, trademarks, trade names, designs and logos used in connection with the license. Samples of the licensed products must be submitted to the licensor for examination and approval or disapproval prior to sale.

              d.  Employment Agreements

              The Company's wholly-owned subsidiary has entered into a three year employment agreement with Barnum Mow, which commenced on September 17, 1999. Upon the expiration of the initial term, the agreement will automatically renew for one year terms unless either party elects not to renew the agreement by providing written notice to the other party at least four months' prior to the expiration of any term. Mr. Mow is employed as the Chief Executive Officer and President of Avid Sportswear, Inc. His base salary is $300,000 per year, subject to increases as determined by the employer. In addition to his salary, Mr. Mow also received a bonus of $50,000 in 2000. His bonus will be the same for each year during the term unless the employer establishes a formal bonus plan. The employer will reimburse Mr. Mow for all reasonable expenses incurred in connection with the performance of his duties. Effective January 31, 2001, Avid Sportswear, Inc. and Mr. Mow entered into an amendment to Mr. Mow's employment agreement. As a result of Avid Sportswear, Inc.'s financial performance for the fiscal year ended December 31, 2000, Mr. Mow agreed to forfeit 1,200,000 shares of Common Stock of Avid Sportswear & Golf Corp. granted to Mr. Mow on January 17, 2000.

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

              On February 1, 2000, the Company signed an Executive Employment Agreement with Earl Ingarfield, its President and Chief Executive Officer (CEO). The base compensation for each year will be $325,000 plus cost of living adjustments. Additionally, the CEO shall be eligible for incentive bonus compensation as determined by the Board of Directors. The agreement is for a period of three years. The Company will reimburse Mr. Ingarfield for all reasonable expenses incurred in connection with the performance of his duties.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              e.  PGA Tour Pro Endorsements

              In 2000, Avid Sportswear, Inc. (Avid), the wholly-owned subsidiary of Avid Sportswear and Golf Corp., entered into individual Endorsement Agreements, typically for a two-year term, with individual PGA Tour professionals, whereby the individual is paid an annual fixed fee to wear Avid products at golf and golf-related events, and be included in advertising and other promotional events, including personal appearances. The fixed fee for the first year is set forth in the Agreement, whereas the second year fixed fee is determined by that individual's final ranking on the official PGA Tour Money List at the end of the first year. The individuals are also eligible to earn a bonus for performance on individual PGA Tour events and at year-end, based upon the individual's final ranking of the official PGA Tour Money List at the end of each contract year. The fixed fee, bonus incentive, and number of days of personal appearance varies by individual. Avid has secured insurance coverage to offset the risk associated with potential bonus payments. The minimum future guaranteed payments for the years ended December 31, 2001 and 2002 are $185,000 and $75,000, respectively.

              f.  Inventory Purchases

              The Company has committed to purchase $169,777 in inventory once it clears customs in Miami, Florida.

              g.  Letters of Credit

              The Company has committed to purchase $366,000 of inventory currently on order from suppliers off shore under irrevocable documentary letters of credit once the goods have cleared U.S. customs in Los Angeles, California.

NOTE 8 -      CONCENTRATIONS OF RISK

              a.  Cash

              The Company  maintains  cash  accounts at  financial  institutions located in Sarasota, Florida and Torrance, California. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount.

              b.  Accounts Receivable

              The  Company   provides  for  accounts   receivable   as  part  of
              operations. Management does not believe that the Company is subject to credit risks outside the normal course of business.

              c.  Accounts Payable

              The Company has one vendor which accounts for 70% of the total accounts payable.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 9 -      CUSTOMERS AND EXPORT SALES

              During 2000 and 1999, the Company operated one industry segment which was the manufacturing and marketing of sports apparel.

              The Company's financial instruments subject to credit risk are primarily trade accounts receivable from its customers.

                                                               For the
                                                             Years Ended
                                                            December 31,
                                                    ----------------------------
                                                        2000             1999
                                                    ------------    ------------

Foreign sales                                       $     27,497    $         -
Domestic sales                                        11,159,222      2,360,596
                                                    ------------    ------------
                                                    $ 11,186,719    $ 2,360,596
                                                    ============    ============
NOTE 10 -     DUE FROM FACTOR

               In August 2000, Avid Sportswear, Inc. (Avid), the wholly-owned subsidiary of Avid Sportswear and Golf Corp., entered into a factoring, revolving credit and trade finance agreement with a factor. Under this agreement which has an initial term expiring in August 2001 and continuing on an annual basis thereafter, Avid assigns substantially all of its accounts receivable to the factor, typically on a non-recourse basis. Avid may request advances up to 75% of the eligible net sales and up to 40% of eligible inventory. Due to noncompliance with certain covenants, Avid may only receive advances against inventory up to 10% of eligible inventory. Advances against inventory may not exceed $2,500,000 at any one order before shipment. All accounts receivable at the time of entering into the factor agreement, the accounts receivable from orders open, but unshipped at the time of entering into the factor agreement, and any orders shipped without factor credit approval are on a full recourse basis. The factor charges Avid a fee on the net sales factored and interest on the amounts advanced at the factor's index rate plus 4.29%. The index rate was 6.20% at December 31, 2000, corresponding to an interest rate of 10.49%. For the year ended, December 31, 2000, Avid paid $110,537 of interest to the factor. Avid is subject to financial covenants under the agreement including the requirement to maintain a minimum tangible net worth and minimum working capital. At December 31, 2000, Avid was in violation of those covenants, and has not received a waiver of this violation from the factor.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 10 -     DUE FROM FACTOR (Continued)

              Outstanding factored receivables:

                          Without recourse                    $  2,565,373
                          Full recourse                          1,433,982
                                                             -------------

                          Total                                  3,999,355
                                                             -------------
                          Less advances                        (3,089,062)
                          Less allowance for bad debt             (93,630)
                                                             -------------

                          Total due from factor               $    816,663
                                                             -------------

              The trade finance portion of the agreement with provides for the factor to open letters of credit to facilitate the purchase of inventory. Letters of credit are opened as needed, subject to factor approval, and are secured by the acquired inventories. Open letters of credit may not exceed $3,500,000 at any time. The amount of open letters of credit was $366,081 at December 31, 2000.

              Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all of the assets of Avid, except fixed assets, and are guaranteed by the parent. All indebtedness due to the factor is additionally guaranteed by a shareholder up to a limit of $375,000.

NOTE 11 -     CAPITAL LEASES

              Property and equipment payments under capital leases as of December 31, 2000 is summarized as follows:

                                           Year End
                                         DECEMBER 31,

                                             2001                   $     68,116
                                             2002                         68,116
                                             2003                         56,320
                                             2004                         21,491
                                                                   -------------

              Total minimum lease payments                               214,043
              Less interest and taxes                                   (46,810)
                                                                  -------------

              Present value of net minimum lease payments                167,233
              Less current portion                                      (44,279)
                                                                  -------------

              Long-term portion of capital lease obligations        $    122,954
                                                                  =============

              The Company recorded depreciation on capitalized lease equipment expense of $13,512 for the year ended December 31, 2000.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 12 -     RELATED PARTY TRANSACTIONS

              During the year ended December 31, 2000, officers and directors of the company advanced $1,307,723 to the Company under revolving demand notes bearing interest at 10%. The advances accrued interest of $66,513. At December 31, 2000, the Company owed $100,000, and $447,126 to officers and directors of the Company, and $166,557 to a Company controlled by the CEO of the Company. (Note 4)

              During the year ended December 31, 2000, officers and directors of the Company converted $676,539 of debt into 2,110,380 shares of common stock. Additional interest expense of $153,657 was recorded to reflect the conversions below market value.

              During the year ended December 31, 2000, a director of the Company applied $60,523 of a pledged certificate of deposit for payment on a note payable to a bank.

              On January 17, 2000, the Company issued 1,200,000 shares of common stock to the president of the subsidiary for services valued at $360,000.

              Effective January 31, 2001, the president of the subsidiary forfeited all 1,200,000 shares of common stock granted to him on January 17, 2000, pursuant to an amendment to the president's employment agreement.

              On January 30, 2001, the CEO of the Company personally guaranteed an $897,895 account payable to Sewn Products
              International from the subsidiary in connection with the subsidiary's purchase of inventory.

              During the year ended December 31, 1999, officers and directors of the Company advanced $1,479,677 to the Company of which $265,058 was repaid during the year, under revolving demand notes bearing interest at 10.00%. The advances accrued interest were converted into 4,397,936 shares on December 31, 1999. At December 31, 1999, the Company owed an officer and director $300,000.

              During the year ended December 31, 1999, the Company received $253,500 in full satisfaction of the note receivable - related party from December 31, 1998.

              Certain officers and directors of the Company have personally guaranteed the office lease agreement in Torrence, California and the revolving credit and factoring agreement (Note 10).

NOTE 13 -     GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business. However, the Company has current liabilities in excess of current assets of $2,714,997 and has generated significant losses for the years ended December 31, 2000 and 1999. For the year ended December 31, 2001, the Company anticipates that it will need $2,000,000 to $4,000,000 of cash above the cash generated by operations in order to meet operating requirements. Management anticipates that the necessary cash will be provided from the factoring agreement, draws on the line of credit and exercises of warrants.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 14 -     GOODWILL

              On March 1, 1999, the Company acquired its wholly-owned subsidiary Avid Sportswear, Inc. Goodwill of $2,559,331 was recorded as part of the transaction. The balance of goodwill is as follows:

                         Goodwill                             $   2,559,331

                         Accumulated amortization                 (468,861)
                                                             --------------

                                                              $   2,090,171
                                                             ==============

              The goodwill is being amortized over a 10 year period. Any impairment of goodwill will be recognized in the year it is realized.

NOTE 15 -     LINE OF CREDIT

              In November 2000, the Company signed a Line of Credit Agreement with GMF Holdings (GMF). The Company has engaged May Davis Group, Inc. to act as its exclusive placement agent in connection with the Line of Credit Agreement for the issuance and sale of debentures by the Company. Unless approved by GMF, GMF will sell to the Company up to $10,000,000 of debentures for a period not to exceed two years. The Company can make advances no more often than fifteen trading days after the prior advance notice date. The advance date occurs when the escrow agent is in receipt of funds from the investor (GMF) and the placement agent's counsel is in possession of free trading shares from the Company and can therefore make an advance. No advance date shall be less than twenty-five trading days after an advance notice date. The maximum individual advance shall be equal to one hundred fifty (150%) percent of the average daily volume of the Company's common stock multiplied by the purchase price. The purchase price will be 80% of the market price. The market price will be the lowest closing bid price over the pricing period. The agreement was effective on January 8, 2001, which was the date that the Securities and Exchange Commission declared the SB-2 filed on December 20, 2000 effective. At December 31, 2000, the Company had not received any advances under the line of credit. As of March 27, 2001, GMF had advanced approximately $771,503 to the company.

NOTE 16 -     DILUTIVE INSTRUMENTS

              a.  Stock Options

              The Company applied Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of December 31, 1999, there were no options outstanding which were granted to employees.

              FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to estimate the fair value of each dilutive instrument award at the grant date by using the Black-Scholes option pricing model.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 16 -     DILUTIVE INSTRUMENTS (Continued)

              a.  Stock Options (Continued)

              A Summary of the Company's outstanding stock options and weighted average assumptions used for grants as of December 31, 2000 is presented below:

                                                      Vesting
                                        Date of      Require-      Exercise    Exercise    Trading      Amount
            Description                  Grant         ments        Number       Price      Price     Exercised
-----------------------------------    ----------   -----------  -----------  ----------  --------   -----------
1) Lone Star Capital                   08/14/00      Immediate     175,000        $0.35     $0.31             -
2) D. Aganost                          08/09/00      Immediate     200,000        $0.35     $0.38             -
3) D. Blakely                          08/09/00      Immediate     100,000        $0.35     $0.38             -
                                                                   -------                              -------

                                                                   475,000                                    -
                                                                   =======                              =======
                                                   Risk-Free
                                     Expiration     Interest     Expected    Expected     Expected     Compensation
            Description                 Date          Rate         Life     Volatility    Dividends      Exercise
-----------------------------------  ----------   -----------  -----------  ----------   -----------  --------------
1) Lone Star Capital                  08/14/10         6.00%           2      182.84%            0    $   43,922
2) D. Aganost                         08/09/10         6.79%           5      182.83%            0        72,506
3) D. Blakely                         08/09/10         6.79%           5      182.83%            0        36,253
                                                                                                      ----------
                                                                                                      $  152,681
                                                                                                      ==========

                b.  Unqualified Stock Options

                In January 2000, the Company granted options to purchase an aggregate of 1,864,477 shares of its common stock to employees and directors for services rendered.

                FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 96 percent for all years; risk-free interest rates of 5.87 percent and expected lives of 5 years.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 16 -     DILUTIVE INSTRUMENTS (Continued)

              b.  Unqualified Stock Options (Continued)

              Under the accounting provisions of SFAS No. 123, the company's net income would have been decreased by the pro forma amounts indicated below:

                                                        2000            1999
                                                   ----------------  -----------

              Net loss:
                  As reported                      $  (8,661,554)     $      -
                  Pro forma                           (8,911,554)            -
              Net income per share:
                  As reported                      $       (0.23)     $      -
                  Pro forma                                (0.24)     $      -

              c.  Warrants

              A summary of the Company's outstanding warrants and weighted average assumptions used for grants as of December 31, 2000 is presented below:

                                             Vesting

                               Date of       Require-       Exercise      Exercise    Trading     Amount
            Description         Grant         ments          Number        Price       Price     Exercised
--------------------------   ----------   -------------    -----------   ----------   -------   -----------
1) May Davis Group            12/29/00     Immediately      2,000,000       $0.35      $0.13            -
2) J. McKee                   12/31/99     Immediately        285,714       $1.50      $0.38            -
3) D. Paetz                   12/31/99     Immediately        100,000       $0.50      $0.38            -
4) Tarpon Scurry              01/08/99     Immediately         39,000       $0.01      $1.77            -
                                                           ----------                           ---------
                                                            2,424,714                                   -
                                                           ==========                           =========

                                             Risk-Free
                               Expiration    Interest     Expected      Expected      Expected      Compensation
          Description             Date         Rate         Life       Volatility    Dividends        Exercise
----------------------------  ------------  ----------   ----------   ------------  -----------    ---------------
1) May Davis Group              12/29/00        5.13%            3       173.61%             0       $   185,554
2) J. McKee                     08/13/99        5.87%            5       100.63%             0            63,074
3) D. Paetz                     08/01/03        5.87%            5       100.63%             0            28,194
4) Tarpon Scurry                01/08/04        5.69%            3        86.94%             0            53,235
                                                                                                     -------------

                                                                                                     $   330,057
                                                                                                     =============

NOTE 17 -     SUBSEQUENT EVENTS

              Common Stock Issuances
              ----------------------

              Subsequent to December 31, 2000, the Company issued 4,620,110 shares of common stock valued at an average price of $0.05 per share for the conversion of $234,418 of debt associated with the Company's line of credit.

              Subsequent to December 31, 2000, the Company issued 11,500,000 shares of common stock valued at $0.085 per share to a related party for the conversion of $977,500 of debt.

              Subsequent to December 31, 2000, the Company issued 2,736,486 shares of common stock valued at an average price of $0.082 per share for the conversion of debt of $223,179.

              Subsequent to December 31, 2000, the Company issued 6,000,000 shares of common stock valued at an average price of $0.05 per share for subscriptions receivable of $300,000.

              Debenture Advances
              ------------------

              From January 1, 2001 to March 31, 2001, the Company received advances of $771,503 from the Company's line of credit.

              Forfeiture of Shares
              --------------------

              On January 31, 2001, the president of the subsidiary forfeited all 1,200,000 shares of the Company's common stock issued to him on January 17, 2000, pursuant to an amendment to the presidents employment agreement.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         None.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT.
         -------------------------------------------------

         Information concerning our current executive officers and directors is set forth in the following table:

            NAME:                 AGE:    POSITION:
            ----                  ---     --------

            Earl T. Ingarfield     41     President, Chief Executive Officer
                                          and Chairman

            Jerry L. Busiere       65     Secretary, Treasurer and Director

            Michael E.             39     Director
             LaValliere

            Barnum Mow             43     Director and Chief Executive Officer
                                          and President of Avid Sportswear, Inc.

            David Roderick         47     Executive Vice-President of
                                          Merchandising and Design of Avid
                                          Sportswear, Inc.

         EARL T. INGARFIELD has been the Chief Executive Officer, President and Chairman since June 1998. Since June 30, 1995, Mr. Ingarfield has also been the sole owner of Lido Capital Corporation, a privately-held company in Sarasota, Florida. From 1979 to 1987, he was a professional hockey player for the Atlanta Flames, Calgary Flames and Detroit Red Wings. For many years, he has also been involved in Indy-car racing, offshore boat racing and is an avid golfer.

         JERRY L. BUSIERE has been the Secretary, Treasurer and a Director since June 1998. Mr. Busiere has over forty-one years of experience in accounting and taxation. From 1997 to July 1998, he was Controller of Lido Capital Corporation, a privately-held company owned by Mr. Ingarfield. From 1989 to 1995, he was a Senior Rate Analyst and Chief Financial Officer of Poly-Portables, Inc., a Georgia-based manufacturing company. From 1962 to 1988, he owned his own accounting practice. He has served as a consultant for numerous companies, such as Wellcraft Boat Manufacturing, Englewood Disposal Service, Poly-Portables, Inc., Colony Beach Resort, Buccaneer Inn and Far Horizon Resorts. He received an A.S. Degree in 1973 from the University of South Florida in Sarasota, Florida.

         MICHAEL E. LAVALLIERE has been a Director of our company since June, 1998. Since 1996, he has also been President and CEO of Collaborative Marketing Services, Inc. ("CMS"), a leader in the marketing and distribution of kiosk advertising programs and point of sale machines in a broad range of applications. Under Mr. LaValliere's leadership, CMS has become an industry leader in the area of web page design activities for the Internet. From 1993 to 1996, he served as Vice President of Sales and Marketing for Interactive Golf Services, Inc. ("IGSI"), a company which provided touch screen kiosks to the golf market. Under Mr. LaValliere's direction, IGSI developed a client base which included Maxfli Golf Co., Taylor Made Golf Co. and Cleveland Golf Co. From 1981 to 1995, he was a professional baseball player as a member of the Philadelphia Phillies (1981-1984), St. Louis Cardinals (1985-1986), Pittsburgh Pirates (1987-1992) and Chicago White Sox (1993-1995). While a member of the Pirates and White Sox, he was elected to serve as the player union representative with negotiation responsibilities in the area of labor contracts, pension plans, player marketing rights and licensing agreements.

         BARNUM MOW has been Chief Executive Officer and President of Avid Sportswear, Inc. since September, 1999. From 1983 until September 1999, Mr. Mow was Senior Vice President of Bugle Boy Industries, a wholesale and retail apparel company with combined annual sales of $550,000,000. Over a sixteen year period of progressive management responsibility, Mr. Mow became responsible for

Bugle Boy's operations, distributions, sales, and management information systems. Most recently, he led a management team, comprised for four vice-presidents and four directors, which was responsible for over nine hundred employees and a $40,000,000 annual operating budget. Mr. Mow managed four distribution sites, totaling over one million square feet in size and which supported two thousand five hundred wholesale accounts and two hundred sixty retail stores; the integration of software development with hardware platforms used to support Bugle Boy's activities; and Bugle Boy's website, intranet, telecommunications, video conferencing, and Internet e-commerce. He was responsible for costing, merchandising, product development, production, and bringing to market four different line breaks per year. Mr. Mow was also the National Sales Manager for Bugle Boy Active Wear, Swim Wear and T-shirts, which accounted for $70,000,000 in annual sales. Mr. Mow received a B.S. in Business Administration from the University of Southern California.

         DAVID RODERICK had been a Director of our company from March 1, 1999 to November 26, 1999 and Executive Vice-President of Merchandising and Design of our wholly-owned subsidiary since September, 1999. In this capacity, Mr. Roderick is primarily responsible for our company's three brands: Avid Sportswear, Dockers Golf and British Open Collection. Mr. Roderick founded Avid Sportswear, Inc. in October of 1988. He served as President of Avid Sportswear, Inc. until September, 1999, during which time he was responsible for the product and brand development of the Avid Sportswear brand name.

         On December 26,2000, Thomas L. Browning resigned as a Director of our company. Mr. Browning had been a Director of our company since June, 1998.


ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

         The following table provides information about the compensation paid by our company to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 2000 and who received in excess of $100,000:

                                        ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                        -------------------         -----------------------------------------------------------
                                                                                    RESTRICTED   SECURITIES
                                                                    OTHER ANNUAL      STOCK      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION(S)                                      COMPENSATION     AWARD(S)      OPTIONS      COMPENSATION
                                 YEAR    SALARY ($)   BONUS ($)          ($)           ($)          (#S)            ($)
-------------------------------------------------------------------------------------------------------------------------------
Earl T. Ingarfield(1)            2000     $325,000         --                --             --           --               --
Chief Executive Officer,         1999           --         --                --             --           --               --
President and Chairman of the    1998           --         --                --             --           --               --
Board of Directors

Jerry L. Busiere(2)              2000           --         --                --             --           --               --
Secretary, Treasurer and         1999           --         --                --             --           --               --
Director                         1998           --         --                --             --           --               --

Barnum Mow(3)                    2000     $300,000         --                --            (4)      864,477               --
President of Avid Sportswear,    1999      $70,577     $25,000               --             --           --               --
Inc.                             1998           --         --                --             --           --               --

David Roderick, Executive        2000     $150,000         --        $12,000.(5)            --           --               --
Vice-President of                1999     $150,000         --        $12,000.(5)            --           --               --
Merchandising and Design of      1998     $150,000         --        $12,000.(5)            --           --               --
Avid Sportswear, Inc


---------------------
(1) Mr. Ingarfield became Chief Executive Officer, President and Chairman of the Board of Directors in June, 1998.
(2)      Mr. Busiere became Secretary, Treasurer and a Director in June, 1998.
(3) Mr. Mow became Chief Executive Officer and President of our wholly-owned subsidiary on September 17, 1999.
(4) On January 17, 2000, our company issued 1,200,000 shares of our Common Stock to Mr. Mow. These shares were forfeited pursuant to an amendment to Mr. Mow's employment agreement effective January 31, 2001.
(5) Mr. Roderick's other annual compensation consists of a company car and automobile insurance.

EMPLOYMENT AGREEMENTS

         On February 29, 2000, we entered into a three-year employment agreement with Mr. Ingarfield. Pursuant to this agreement, Mr. Ingarfield is employed as the Chief Executive Officer and President of our company. Mr. Ingarfield has an annual base salary of $325,000, plus annual cost of living adjustments and other increases to be determined by the Board of Directors. Except in the event of a change of control or other special circumstance, Mr. Ingarfield's salary (less employment taxes) will be paid quarterly in our company's stock on the last day of each calendar quarter. In addition, Mr. Ingarfield will be entitled to annual incentive bonus compensation in an amount to be determined by the Board of Directors. Mr. Ingarfield is entitled to a company car. In the event that Mr. Ingarfield's employment is terminated by our company without "cause" or by Mr. Ingarfield for "good reason" (which includes a change of control), he is entitled to receive all accrued or earned but unpaid salary, bonus (defined as an amount equal to the prior years' bonus) and benefits for the lesser of the balance of the term or three years. In addition, Mr. Ingarfield is entitled to certain relocation expenses incurred in a change of principal residence. The agreement provides that Mr. Ingarfield will not compete with our company during his employment and for two years thereafter unless his employment is terminated by our company without "cause" or by Mr. Ingarfield for "good reason." Mr. Ingarfield has demand and piggy-back registration rights with respect to his stock in our company. Mr. Ingarfield may require our company to file a registration statement with respect to this stock on an annual basis. Additional terms of Mr. Ingarfield's employment are set forth in his employment agreement, which is included as an exhibit to our company's Registration Statement on Form 10-SB, as amended.

         Our wholly-owned subsidiary entered into a three year employment agreement with Barnum Mow, commencing September 17, 1999. Upon the expiration of the initial term, the agreement will automatically renew for one year terms unless either party elects not to renew the agreement by providing written notice to the other party at least four months' prior to the expiration of any term. Mr. Mow is employed as the Chief Executive Officer and President of our wholly-owned subsidiary, Avid Sportswear, Inc. His base salary is $300,000 per year, subject to increases as determined by the Board of Directors of Avid Sportswear, Inc. In addition to his salary, Mr. Mow also received a bonus of $25,000 in 1999. His bonus will be the same for each year during the term unless the employer establishes a formal bonus plan. The employer reimburses Mr. Mow for all reasonable expenses incurred in connection with the performance of his duties. On January 25, 2000, our company granted Mr. Mow options to purchase 864,477 shares of our Common Stock at a purchase price of $0.375 per share. In February 2000, our company issued Mr. Mow 1,200,000 shares of our company's Common Stock. Effective January 31, 2001, Avid Sportswear, Inc. and Mr. Mow entered into an amendment to Mr. Mow's employment agreement in which Mr. Mow forfeited 1,200,000 shares of Common Stock of Avid Sportswear & Golf Corp. granted to Mr. Mow on January 17, 2000. Additional terms of Mr. Mow's employment are set forth in his employment agreement, which is included as an exhibit to our company's Registration Statement on Form 10-SB (as amended).

         Our wholly-owned subsidiary also entered into a five year employment agreement with David Roderick, effective January 1, 1999. From January, 1999, until September, 1999, Mr. Roderick was employed as the President of Avid Sportswear, Inc. In September, 1999, Mr. Roderick became the Executive Vice President of Merchandising and Design. His base salary is $181,000, subject to increases as determined by the employer. In addition, Mr. Roderick will be eligible for bonuses at the discretion of the Board of Directors. The employer will reimburse Mr. Roderick for all reasonable expenses incurred in connection with the performance of his duties. Additional terms of employment are set forth in his employment agreement, which is included as an exhibit to our company's Registration Statement on Form 10-SB (as amended) filed with the Commission on December 1, 1999.

         We have not entered into an employment agreement with Mr. Busiere.

STOCK PLAN

         On January 17, 2000, we adopted our company's 2000 Stock Incentive Plan, under which our key employees, consultants, independent contractors, officers and director are eligible to receive grants of stock or stock options. Our company has reserved a total of 3,000,000 shares of Common Stock under the incentive plan. It is presently administered by the Board of Directors. Subject to the provisions of the incentive plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and determine the terms and conditions and the number of shares issued pursuant thereto.

         The maximum term of any option granted under the incentive plan is ten years, except that with respect to incentive stock options granted to a person possessing more than ten percent of the total combined voting power of all our classes of stock, the maximum term of such options is five years. The exercise price of incentive stock options under the incentive plan is the fair-market value of the stock underlying the options on the date of grant and, in the case of an incentive stock option granted to a ten-percent shareholder, the exercise price must be at least 110% of the fair-market value of our stock at the time the option is granted.

         On January 17, 2000, we granted stock options as follows:


         NAME:                        NO. OF SHARES:           EXERCISE PRICE:       EXPIRATION:
         ----                         -------------            --------------        ----------
         Earl T. Ingarfield              200,000                    $0.30            January 16, 2010

         Thomas Browning                 200,000                    $0.30            January 16, 2010

         Michael LaValliere              200,000                    $0.30            January 16, 2010

         Steven Ponsler                  200,000                    $0.30            January 16, 2010

         Jeff Abrams                     200,000                    $0.30            January 16, 2010


These options were granted in exchange for these individuals' agreement to personally guaranty certain obligations of our company, including leases for our facilities. We do not believe that we could have obtained these leases without the personal guarantees. Subsequently, the options to Messrs. Ponsler and Abrams were cancelled when our company's senior lender required payment of its loan facility to our company and such payment was made solely by Mr. LaValliere and Lido Capital Corporation. See "Executive Compensation - Stock Plan."

RESTRICTED STOCK GRANT

         On January 17, 2000, we granted Barnum Mow, Chief Executive Officer and President of our wholly-owned subsidiary, 1.2 million shares of our Common Stock, in part, to provide an economic incentive to maximize our financial results. These shares will be restricted shares; all shares were vested upon grant and none are subject to any restrictions. These shares were forfeited pursuant to an amendment to Mr. Mow's employment agreement effective January 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table sets forth as of April 9, 2001, the names, addresses and stock ownership in our company for the current directors and named executive officers of our company and every person known to our company to own five percent (5%) or more of the issued and outstanding shares of the Common
Stock:

                                                           SHARES            ACQUIRABLE
                            NAME AND ADDRESS             BENEFICIALLY          WITHIN              PERCENTAGE
TITLE OF CLASS:           OF BENEFICIAL OWNER:              OWNED:            60 DAYS(1):          OF CLASS(2):
---------------           --------------------              -----             ----------           -----------
Common             Earl T. Ingarfield(3)(5)                  25,756,017             200,000            36.6%
                   22 South Links Avenue, Suite 204
                   Sarasota, Florida  34236
Common             Jerry L. Busiere                             100,000                  --           0.001%
                   22 South Links Avenue, Suite 204
                   Sarasota, Florida  34236
Common             Thomas L. Browning(5)                      1,289,359             200,000             2.1%
                   22 South Links Avenue, Suite 204
                   Sarasota, Florida  34236
Common             Michael LaValliere(5)                      1,562,940             200,000             2.5%
                   22 South Links Avenue, Suite 204
                   Sarasota, Florida  34236
Common             David Roderick                             1,000,000                  --             1.4%
                   22 South Links Avenue, Suite 204
                   Sarasota, Florida  34236
Common             Barnum Mow(4)(6)                                  --             864,477             1.2%
                   22 South Links Avenue, Suite 204
                   Sarasota, Florida  34236
Common             All Officers and Directors as a           29,708,316           1,464,477            43.9%
                   Group(4)(5)

----------------------
(1) Reflects the number of shares that could be purchased by exercise of options available at April 9, 2001 or within 60 days thereafter under our company's 2000 Stock Incentive Plan.

(2) Based on 70,993,144 shares of Common Stock outstanding as of April 9, 2001, plus options to purchase 864,477 shares at $0.375 per share granted to Mr. Mow and options to purchase a total of 600,000 shares at $0.30 per share granted under our stock plan to Messrs. Ingarfield, Browning and LaValliere. See "Executive Compensation - Stock Plan." This excludes warrants to purchase 100,000 shares at an exercise price of $0.50 per share to an investor, warrants to purchase 285,714 shares at an exercise price of $1.50 per share and warrants to purchase 39,000 shares at $0.01 per share.

(3) Includes all stock held by Mr. Ingarfield and Lido Capital Corporation, an entity in which Mr. Ingarfield is the sole owner, officer and director.

(4) Includes options granted on January 25, 2000 to purchase 864,477 shares of $0.375 per share.

(5) Includes options to purchase 200,000 shares at $0.30 per share granted to each of Messrs. Ingarfield, Browning and LaValliere. See "Executive Compensation - Stock Plan."

(6) Mr. Mow was granted 1,200,000 shares of our company's common stock on January 17, 2000. The 1,200,000 shares were forfeited pursuant to an amendment to Mr. Mow's employment agreement effective January 31, 2001.

POTENTIAL CHANGE OF CONTROL

         To secure some of our indebtedness, Mr. Ingarfield pledged (i.e., tendered shares of Common Stock to the lender as security for the indebtedness) 9,000,000 shares of Common Stock in our company. If we are unable to repay this indebtedness when due or otherwise default on such indebtedness, then the lender may foreclose on these shares of Common Stock in satisfaction of all or part of such indebtedness. This would result in the lender becoming the owner of these shares. As a result, the lender would be able to exert significant control over our company.

         In August 2000, the outstanding balance of our company's loan with the lender, including all collateral security and guarantees associated therewith, were assigned to Mr. LaValliere and Lido Capital Corporation in consideration of payment in full of all outstanding indebtedness to the lender. The outstanding amounts owed to Mr. LaValliere and Lido Capital Corporation are convertible into Common Stock of our company under the terms of the December 1, 1999 convertible demand notes.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         LOANS. From time to time we have entered into related party transactions primarily to finance the operations of our company. The company has borrowed money periodically from Messrs. Ingarfield, Browning and LaValliere. Some of the loans described below have been made by Lido Capital Corporation, an entity wholly-owned by Mr. Ingarfield. Because Mr. Ingarfield has exclusive control over Lido Capital Corporation, all loans from Mr. Ingarfield and Lido Capital Corporation are reflected as loans from Mr. Ingarfield. Below is a summary of all loans to and from related parties since January 1, 1998:

         o In 1998, our company loaned a total of $253,500 to Mr. Ingarfield, consisting of a $100,000 loan on June 25, 1998, a $143,500 loan on November 30, 1998 and a $10,000 loan on December 31, 1998.

         o In January 1999, Mr. Browning loaned $50,000 to our company. In addition, Mr. Ingarfield repaid $237,000. Our company loaned an additional $126,500 to Mr. Ingarfield in January 1999.

         o In February 1999, Mr. Ingarfield repaid $20,000 to our company and our company loaned Mr. Ingarfield $5,704. In addition, Mr. LaValliere and Mr. Browning loaned $35,000 and $47,000,
         o    respectively, to our company.

         o In March 1999, Mr. Ingarfield repaid $500 to our company. In addition, our company loaned Mr. Ingarfield $15,000.
         o
              In April 1999, Mr. Ingarfield repaid $116,250 to our company and our company loaned an additional $26,562 to Mr. Ingarfield.
         o
              In May 1999,  Mr.  Ingarfield  paid off the balance of his loan to
         o our company in the amount of $53,516 and loaned our company $136,484. Further, our company repaid $40,292 to Mr. Ingarfield.
         o
              In June 1999, Mr.  Ingarfield  loaned  $151,000 to our company and
         o    our company repaid $51,000 to Mr. Ingarfield.

         o    In July 1999, Mr. Ingarfield loaned $30,000 to our company.

         o    In August 1999, Mr. Ingarfield loaned $30,000 to our company.

         o    In September 1999, Mr. Ingarfield loaned $53,000 to our company.

         o    In October 1999, Mr. Ingarfield loaned $25,000 to our company.

         o    In November 1999, Mr. Ingarfield loaned $53,919 to our company.

         o In December 1999, Mr. Ingarfield loaned $394,509 to our company. In addition, Mr. Browning loaned $300,000 to our company. As described in more detail below, the entire outstanding principal balance, plus accrued interest, of Mr. Ingarfield's loan and $97,000 of Mr. Browning's loan were converted into shares of our common stock on December 28, 1999.

         Effective December 1, 1999, Messrs. Ingarfield, LaValliere and Browning entered into revolving convertible demand notes in the amounts of $1,500,000, $125,000 and $500,000, respectively. Each of these notes is due on demand and bears an annual interest rate of 10%. As of December 28, 1999, accrued but unpaid interest on these loans was $52,927, owed as follows: $39,131 to Mr. Ingarfield, $10,659 to Mr. Browning and $3,137 to Mr. LaValliere. Interest on all three notes is payable monthly commencing on April 1, 2000. The holders can elect to convert the indebtedness into shares of common stock at any time at a price equal to 80% of our common stock's closing price on the date of conversion. The company recognized additional interest expense of $293,381 to reflect the 20% discount. Effective December 28, 1999, Messrs. Ingarfield, Browning and LaValliere elected to convert all or a portion of the then outstanding principal and interest under such convertible notes into shares of common stock, as follows:

       NAME:                 INDEBTEDNESS:    CONVERSION PRICE:   NO. OF SHARES:
       ----                  ------------     ----------------    -------------

       Mr. Ingarfield        $821,750          $0.22               3,735,227
       Mr. Browning          $107,659          $0.22                 489,359
       Mr. LaValliere         $38,137          $0.22                 173,350

         o In January 2000, Mr. Ingarfield loaned our company a total of $557,562, Mr. LaValliere loaned our company a total of $125,000 and Mr. Browning loaned our company a total of $200,000.

         o In February 2000, our company issued 1,200,000 shares of our common stock to Barnum Mow in consideration of his employment.

         o In February 2000, Mr. Ingarfield loaned our company a total of $182,000. Pursuant to the terms of his convertible demand note, on January 25, 2000, Mr. Ingarfield elected to convert $247,562 into 825,207 shares of our common stock at a conversion price of $0.30 per share, or 80% of the closing price on that date. Also on that date, Mr. LaValliere elected to convert $125,000 into 416,667 shares of common stock at a conversion price of $0.30 per share.

         o On February 1, 2000, Mr. Ingarfield elected to convert $236,498 into 695,583 shares of our common stock at a conversion price of $0.34 per share, or 80% of the closing price on that date.

         o In March 2000, Mr. Ingarfield loaned our company a total of $119,462.

         o In April 2000, our company repaid $372,964 to Mr. Ingarfield. Also in April 2000, our company loaned a total of $201,706 to Mr. Ingarfield upon the same terms as the funds previously borrowed from Mr. Ingarfield.

         o    In  May  2000,  our  company  loaned  a  total  of  $8,500  to Mr.
              Ingarfield.

         o In June 2000, Mr. LaValliere elected to tender a $60,523 receivable owed to him by the company under the terms of the private placement offering in exchange for 172,923 shares of our common stock. In addition, in June 2000, our company loaned Mr. Ingarfield a total of $207,000.

         o In July 2000, Mr. Ingarfield repaid all of the indebtedness owed by him to our company. In addition, Mr. Ingarfield loaned our company a total of $111,425.

         o In August 2000, the outstanding balance of the company's loan with First State Bank, including all collateral security and guarantees associated therewith, were assigned to Mr. LaValliere and Lido Capital Corporation in consideration of payment in full of all outstanding indebtedness to First State Bank. The outstanding amounts owed to Mr. LaValliere and Lido Capital Corporation are convertible into common stock of our company under the terms of the December 1, 1999 convertible demand notes.

         SALE OF STOCK. In addition to the loans referenced above, our company has sold common stock to Earl Ingarfield, Thomas Browning and Michael LaValliere in order to help finance our company's operations. We also issued common stock to David Roderick in connection with the acquisition of Avid Sportswear, Inc. Below is a summary of all sales or issuance of common stock to such persons since January 1, 1998:

         o In June 1998, we sold 6,000,000 shares of common stock to Mr. Ingarfield for $0.05 per share paid in cash and services. Total consideration paid for these shares was $20,000 in cash and $280,000 in services. An administrative expense was recorded to value the sale to $0.05 per share. The number of shares issued reflects a three-for-one split on July 23, 1998.

         o In August 1998, we sold 500,000 shares of common stock to each of Messrs. Browning and LaValliere for $0.15 in cash per share and 100,000 shares of common stock to Mr. Busiere for $0.15 per share, payable in the form of a subscription receivable. Total consideration paid for these shares was $165,000.

         o In January 1999, we sold 100,000 shares of common stock to the parents of Mr. Ingarfield for $0.25 in cash per share. Total consideration paid for these shares was $25,000.

         o In January 1999, we issued 1,000,000 shares of common stock to Mr. Roderick in connection with the acquisition of Avid Sportswear, Inc. The company valued these shares at $0.75 per share, for total consideration of $750,000.

         o In December 1999, and as noted above, we issued 3,735,227 shares to Mr. Ingarfield, 489,359 shares to Browning and 173,350 shares to LaValliere upon the conversion of indebtedness. Messrs. Ingarfield, Browning and LaValliere converted $821,750, $107,659 and $38,137, respectively, of indebtedness. These shares were converted at a price of $0.22 per share.

         o In January 2000, we issued 825,207 shares to Mr. Ingarfield upon the conversion of $247,562 of indebtedness and 416,667 shares to Mr. LaValliere upon the conversion of $125,000 of indebtedness. On February 1, 2000, Mr. Ingarfield elected to convert $236,498 of indebtedness into 695,583 shares of our common stock at a conversion price of $0.34 per share.

         o In June 2000, Mr. LaValliere elected to tender a $60,523 receivable owed to him by the company under the terms of the private placement offering in exchange for 172,923 shares of our common stock.

              OTHER. In addition to the transactions listed above, our company entered into the following transactions with related parties:

         o On January 17, 2000, our company granted options to purchase up to 200,000 shares, or a total of 1,000,000 shares, of our stock to each of Messrs. Ingarfield, Browning, LaValliere, Ponsler and Abrams. Messrs. Ponsler and Abrams are shareholders of our company. The purchase price of these options was $0.30 per share, or $0.075 per share less than the closing price on January 17, 2000. These options were granted in exchange for these individuals agreement to personally guaranty certain obligations of our company, including leases for our facilities. We do not believe that we could have obtained these leases without the personal guarantees. See "Executive Compensation - Stock Plan." Subsequently, the options to Messrs. Ponsler and Abrams were cancelled when our company's senior lender required payment of its loan facility to our company and such payment was made solely by Mr. LaValliere and Lido Capital Corporation.

         o On January 17, 2000, our company granted Mr. Mow 1.2 million shares of restricted stock in our company. These shares were valued at $360,000, or $0.30 per share. In addition, Mr. Mow was granted options to purchase 864,477 shares of stock at $0.375 per share. The 1,200,000 shares of our company's common stock granted on January 17, 2000 were forfeited by Mr. Mow pursuant to an amendment to Mr. Mow's employment agreement effective January 31, 2001.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
          ---------------------------------------

         (A)      EXHIBITS.

  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------
    2.01      Stock Purchase and Sale Agreement dated as of    Incorporated  by reference  to  Exhibit  2.01 to
              December 18, 1998 among ourcompany,  Avid        the Registrant's  Registration  Statement on
              Sportswear,  Inc. and the shareholders of Avid   Form 10-SB (the  "Registration Statement")
              Sportswear, Inc.

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

    3.04      Amended Articles of Incorporation filed on       Provided herewith
              December 29, 2000 with the Nevada Secretary of
              State

    3.05      Bylaws                                           Incorporated by reference to Exhibit 3.04 to the
                                                               Registration Statement

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



  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------
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

   10.15      Promissory Note dated as of December 23, 1999    Incorporated by reference to Exhibit 10.15 to
              in the original principal amount of $200,000     Amendment No. 2 to the Registration Statement
              given by our company to Daniel Paetz

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

   10.18      Form of Factoring Agreement between our          Incorporated by reference to Exhibit 10.18 to the
              company and GE Capital Commercial Services,      Registrant's Quarterly Report on Form 10-QSB for
              Inc.                                             the quarterly period ended September 30, 2000



  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------
    10.19     Form of Factoring Agreement Guaranty/Letter of   Incorporated by reference to Exhibit 10.19 to the
              Credit Supplement between our company and GE     Registrant's Quarterly Report on Form 10-QSB for
              Capital Commercial Services, Inc.                the quarterly period ended September 30, 2000

   10.20      Form of Factoring Agreement - Inventory          Incorporated by reference to Exhibit 10.20 to the
              Supplement (with advances) between our company   Registrant's Quarterly Report on Form 10-QSB for
              and GE Capital Commercial Services, Inc.         the quarterly period ended September 30, 2000

   10.21      Form of Letter of Agreement between our          Incorporated by reference to Exhibit 10.21 to the
              company and GE Capital Commercial Services,      Registrant's Quarterly Report on Form 10-QSB for
              Inc.                                             the quarterly period ended September 30, 2000

   10.22      Form of Convertible Debenture                    Incorporated by reference to Exhibit 10.22 to the
                                                               Registrant's Quarterly Report on Form 10-QSB for
                                                               the quarterly period ended September 30, 2000

   10.23      Form of  Registration  Rights  Agreement         Incorporated by reference to Exhibit 10.23 to the
              between  our company and GE Capital              Registrant's Quarterly Report on Form 10-QSB for
              Commerical Services, Inc..                        the quarterly period ended September 30, 2000

   10.24      Line of Credit Agreement dated as of             Incorporated by reference to Appendix "A" to the
              November 28, 2000 between our company and GMF    Registrant's Proxy Statement (the "Proxy
              Holdings, Inc.                                   Statement")

   10.25      Form of Debenture dated as of November 28,       Incorporated by reference to Appendix "B" to the
              2000 given by our company                        Registrant's Proxy Statement

   10.26      Registration Rights Agreement dated as of        Incorporated by reference to Appendix "C" to the
              November 28, 2000 between our company and GMF    Registrant's Proxy Statement
              Holdings, Inc.

   10.27      Form of Warrant dated as of November 28, 2000    Incorporated by reference to Appendix "D" to the
              given by our company                             Registrant's Proxy Statement

   10.28      Registration Rights Agreement dated as of        Incorporated by reference to Appendix "E" to the
              November 28, 2000 between our company and the    Registrant's Proxy Statement
              May Davis Group, Inc.

   10.29      Placement  Agent  Agreement  as of               Incorporated  by reference to Appendix "F" to the
              November 28, 2000 between our company and the    Registrant's Proxy Statement
              May Davis Group, Inc.

   10.30      Escrow Agreement dated as of November 28, 2000   Incorporated by reference to Appendix "G" to the
              among our company, the May Davis Group, Inc.     Registrant's Proxy Statement
              and First Union National Bank

   10.31      Amendment to Employment Agreement effective      Provided herewith
              January 31, 2001 between our Company and
              Barnum Mow

   10.32 Forebearance Agreement as of February 16, 2001 Provided herewith between our company and GE Capital Commercial
              Services, Inc.

   11.01      Statement re: Computation of Earnings            Not Applicable

   16.01      Letter on Change in Certifying Accountant        Not Applicable




 EXHIBIT
    NO.       DESCRIPTION                                 LOCATION
    ---       -----------                                 --------

   21.01      Subsidiaries of our company                 Incorporated by reference to Exhibit 21.01 to the
                                                          Registration Statement

   23.01      Consent of Independent Accountants          Not Applicable

   23.02      Opinion of Counsel                          Not Applicable

   24.01      Power of Attorney                           Not Applicable

   27.01      Financial Data Schedule                     Not Applicable

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 17, 2001                          AVID SPORTSWEAR & GOLF CORP.

                                                 By:/s/ Jerry Busiere
                                                    --------------------------
                                                      Jerry Busiere, Secretary