Form 10QSB
period 2001-03-31
AVID SPORTSWEAR & GOLF CORP
filed 2001-05-23
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2001

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

           There were 70,086,002 shares of Common Stock outstanding as of March 31, 2001. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

PART I


FINANCIAL INFORMATION.


ITEM 1.    FINANCIAL STATEMENTS.

                          AVID SPORTSWEAR & GOLF CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                          AVID SPORTSWEAR & GOLF CORP.
                           Consolidated Balance Sheets

                                     ASSETS

                                                     March 31, 2001               December 31, 2000
                                                     --------------               -----------------
                                                       (Unaudited)
CURRENT ASSETS
   Cash                                              $        42,141              $         25,452
   Accounts receivable, net                                2,810,630                        75,719
   Inventory                                               1,756,521                     1,961,464
   Due from factor, net                                      307,461                       816,663
   Prepaid expenses                                          238,356                       134,900
   Related party receivable                                  149,919                             -
   Other current assets                                       51,217                        71,540
                                                     --------------               -----------------

     Total Current Assets                                  5,356,245                     3,085,738
                                                     --------------               -----------------
EQUIPMENT

   Machinery and equipment                                   484,495                       484,495
   Furniture and fixtures                                     92,844                        90,263
   Computers and software                                    412,146                       408,046
   Office equipment                                           49,770                        49,770
   Show booths                                               460,927                       460,927
   Leasehold improvements                                     31,470                        31,470
   Less: accumulated depreciation                           (539,060)                     (468,861)
                                                      --------------               -----------------

     Total Equipment                                         992,592                     1,056,110
                                                      --------------               -----------------
OTHER ASSETS

   Goodwill, net                                           2,026,188                     2,090,171
   Debt offering costs                                       116,243                        66,405
   Deposits                                                   30,790                        15,789
   Trademarks                                                  2,902                         2,902
                                                      --------------               -----------------

     Total Other Assets                                    2,176,123                     2,175,267
                                                      --------------               -----------------

     TOTAL ASSETS                                    $     8,524,960              $      6,317,115
                                                      --------------               -----------------


                          AVID SPORTSWEAR & GOLF CORP.
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                    March 31, 2001        December 31, 2000
                                                                    --------------        -----------------
                                                                      (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                             $                 -       $           87,534
   Accounts payable                                                     7,008,511                5,086,000
   Accrued expenses                                                       221,082                  479,688
   Notes payable - related parties                                              -                  166,557
   Notes payable                                                           50,000                  100,000
   Capital leases - current portion                                        44,279                   44,279
   Customer deposits                                                            -                   86,677
                                                                      -----------              -----------
     Total Current Liabilities                                          7,323,872                6,050,735
                                                                      -----------              -----------
SUBORDINATED DEBT

   Notes payable - related parties                                        100,000                  547,126
   Note payable                                                           561,525                  561,525
                                                                      -----------              -----------
     Total Subordinated Debt                                              661,525                1,108,651
                                                                      -----------              -----------
LONG-TERM DEBT

   Convertible debentures                                                 941,300                  300,000
   Capital leases - long term portion                                     114,894                  122,954
                                                                      -----------              -----------
     Total Long-Term Debt                                               1,056,194                  422,954
                                                                      -----------              -----------
     Total Liabilities                                                  9,041,591                7,582,340
                                                                      -----------              -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 shares
     authorized of $0.001 par value, zero
     issued and outstanding                                                     -                        -
   Common stock; 150,000,000 shares
     authorized of $0.001 par value,
     70,086,002 and 46,429,406 shares issued
     and outstanding, respectively                                         70,086                   46,429
   Additional paid-in capital                                          15,252,843               13,855,035
   Common stock subscription receivable                                (1,212,900)                (942,000)
   Accumulated deficit                                                (14,626,662)             (14,224,689)
                                                                      -----------              -----------
     Total Stockholders' Equity (Deficit)                                (516,631)              (1,265,225)
                                                                      -----------              -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $         8,524,960       $        6,317,115
                                                              ===================       ==================

                          AVID SPORTSWEAR & GOLF CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                               For the Three Months Ended
                                                                                        March 31
                                                                                        --------
                                                                              2001                           2000
                                                                              ----                           ----
SALES, NET                                                         $        6,621,395             $       1,029,308

COST OF GOODS SOLD                                                          4,720,863                       774,293
                                                                       --------------                --------------
   Gross Margin                                                             1,900,532                       255,015
                                                                       --------------                --------------
OPERATING EXPENSES

   Shipping expenses                                                          100,630                        87,355
   Design expense                                                              73,424                        13,132
   Selling expenses                                                           917,528                       510,997
   Depreciation and amortization expense                                      139,810                        95,596
   General and administrative expenses                                        915,452                     1,883,627
                                                                       --------------                --------------
     Total Operating Expenses                                               2,146,844                     2,590,707
                                                                       --------------                --------------
     (Loss) from Operations                                                  (246,312)                   (2,335,692)
                                                                       --------------                --------------
OTHER INCOME (EXPENSE)

   Interest income                                                                  -                           188
   Interest expense                                                          (155,661)                     (250,971)
   Gain on sale of assets                                                           -                         5,419
                                                                       --------------                --------------
     Total Other Income (Expense)                                            (155,661)                     (245,364)

INCOME TAX BENEFIT                                                                  -                             -
                                                                       --------------                --------------
NET LOSS                                                              $      (401,973)              $    (2,581,056)
                                                                       --------------                --------------
BASIC AND DILUTED LOSS PER SHARE                                      $         (0.01)              $         (0.09)
                                                                       ==============                ==============

                          AVID SPORTSWEAR & GOLF CORP.
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                        Common Stock
                                                   ---------------------------      Additional
                                                                    Additional       Paid-in       Subscriptions        Accumulated
                                                   Shares             Amount         Capital         Receivable           Deficit
                                                   ------             ------         -------         ----------           -------
Balance, December 31, 1999                        26,374,022     $  26,374       $  7,092,848     $     (30,000)      $  (5,563,135)

January 17, 2000, common stock issued for
   services, valued at $0.30 per share
                                                   1,200,000         1,200            358,800                 -                   -

January 25, 2000, common stock issued to a
   related party for conversion of debt,
   valued at $0.38 per share                       1,241,874         1,241            464,461                 -                   -

February 1, 2000, common stock issued to a
   related party for conversion of debt,
   valued at $0.44 per share                         695,583           696            303,274                 -                   -

March 6, 2000, cancellation of common
   stock subscription receivable                    (100,000)         (100)           (14,900)           15,000                   -

May 17, 2000, through July 11, 2000, common
   stock issued pursuant to SB-2 valued at
   $0.35 per share                                14,702,927        14,703          5,131,322          (527,000)                  -

Stock offering costs                                       -             -           (268,815)                 -                  -

June 30, 2000, common stock issued for
   services valued at $0.35 per share                 15,000            15              5,235                  -                  -

November 15, 2000, common stock issued for
   services valued at $0.16 per share                300,000           300             46,575                  -                  -

December 15, 2000, common stock issued for
   subscription at $0.20 per share                 2,000,000         2,000            398,000           (400,000)                 -

Warrants and options issued below market
   value per FAS 123 valuations                            -             -            338,235                  -                  -

Net loss for the year ended December 31,                   -             -                  -                  -         (8,661,554)
   2000
                                                  ----------     ---------        -----------      -------------     --------------
Balance, December 31, 2000                        46,429,406     $  46,429        $13,855,035      $    (942,000)    $  (14,224,689)
                                                  ----------     ---------        -----------      -------------     --------------

                                                   AVID SPORTSWEAR & GOLF CORP.
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                        Common Stock
                                                   ---------------------------     Additional
                                                                    Additional       Paid-in       Subscriptions        Accumulated
                                                   Shares             Amount         Capital         Receivable           Deficit
                                                   ------             ------         -------         ----------           -------
Balance, December 31, 2000                       46,429,406      $  46,429        $13,856,035       $   (942,000)    $ (14,224,689)

January 10, 2001, common stock issued for
   conversion of debt, non-related, valued
   at $0.065 per share (unaudited)                  374,509            374             24,025                  -                 -

January 19, 2001, common stock issued for
   conversion of debt, non-related, valued at
   $0.05 per share (unaudited)                      360,000            360             17,640                  -                 -

January 23, 2001, common stock issued for
   conversion of debt, non-related, valued at
   $0.05 per share (unaudited)                    1,332,000          1,332             65,268                  -                 -

January 25, 2001, common stock issued for
   conversion of debt, non-related, valued at
   $0.05 per share (unaudited)                      190,000            190              9,310                  -                 -

January 30, 2001, common stock issued for
   conversion of debt, non-related, valued at
   $0.05 per share (unaudited)                      280,000            280             13,720                  -                 -

January 30, 2001, common stock issued for
   conversion of debt to related party,
   valued at $0.085 per share (unaudited)        11,500,000         11,500            966,000                  -                 -

January 31, 2001, cancellation of common
   stock (unaudited)                             (1,200,000)        (1,200)          (358,800)                 -                 -

February 5, 2001, common stock issued for
   conversion of debt, non-related, valued
   at $0.05 per share (unaudited)                    82,000             82              4,018                  -                 -

February 13, 2001, common stock issued for
   conversion of debt, non-related, valued at
   $0.05 per share (unaudited)                      812,000            812             39,788                  -                 -

February 14, 2001, common stock issued for
   conversion of debt, non-related, valued at
   $0.05 per share (unaudited)                       11,078             11                554                  -                 -
                                                 ----------       --------        -----------        -----------      ------------
Balance Forward                                  60,170,993       $ 60,170        $14,636,558        $  (942,000)     $(14,224,689)
                                                 ----------       --------        -----------        -----------      ------------

                                                   AVID SPORTSWEAR & GOLF CORP.
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                        Common Stock
                                                   ---------------------------      Additional
                                                                    Additional       Paid-in       Subscriptions        Accumulated
                                                   Shares             Amount         Capital         Receivable           Deficit
                                                   ------             ------         -------         ----------           -------
Balance Forward                                 60,170,993    $  60,170    $14,636,558    $  (942,000)        $(14,224,689)

February 19, 2001, common stock issued for
   conversion of debt, non-related, valued
   at $0.08 per share (unaudited)                2,310,547        2,311        182,533              -                    -

February 19, 2001, common stock issued for
   conversion of debt interest,
   non-related, valued at $0.09 per share
   (unaudited)                                     425,939          426         37,909              -                    -

February 27, 2001, common stock issued for
   conversion of debt, non-related, valued
   at $0.568 per share (unaudited)                 245,775          246         13,714              -                    -

February 28, 2001, common stock issued for
   conversion of debt, non-related, value
   at $0.05 per share (unaudited)                   80,769           81          4,119              -                    -

February 28, 2001, common stock issued for
   conversion of debt, non-related, valued
   at $0.05 per share (unaudited)                   80,000           80          3,920              -                    -

March 13, 2001, common stock issued for
   conversion of debt, non-related valued
   at $0.048 per share (unaudited)                 595,679          596         28,397              -                    -

March 13, 2001, common stock issued for
   cash, non-related, valued at $0.05 per
   share (unaudited)                             4,000,000        4,000        196,000       (200,000)                   -

March 21, 2001, common stock issued for
   conversion of debt, non-related, valued
   at $0.0312 per share (unaudited)               176,300          176           5,324              -                    -

March 30, 2001, common stock issued for
   cash, valued at $0.05 per share
   (unaudited)                                   2,000,000        2,000         98,000       (100,000)                   -

Receipt of stock subscription receivable
   (unaudited)                                           -            -              -         29,100                    -
                                                ----------     --------    -----------     ----------         ------------
Balance Forward                                 70,086,002     $ 70,086    $15,206,474     (1,212,900)        $(14,224,689)
                                                ----------     --------    -----------     ----------         ------------


                                               AVID SPORTSWEAR & GOLF CORP.
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                         Common Stock
                                                   ---------------------------     Additional
                                                                    Additional       Paid-in       Subscriptions        Accumulated
                                                   Shares             Amount         Capital         Receivable           Deficit
                                                   ------             ------         -------         ----------           -------
Balance Forward                                70,086,002          $   70,086     $15,206,474      $ (1,212,900)      $(14,224,689)

Discount on debentures issued at less than
market value                                            -                   -          46,371                 -                  -

Net loss for the three months ended March
31, 2001 (unaudited)
                                                        -                   -               -                 -           (401,973)
                                               ----------          ----------     -----------      ------------       ------------
Balance, March 31, 2001 (unaudited)            70,086,002          $   70,086     $15,252,845      $ (1,212,900)      $(14,626,662)
                                               ==========          ==========     ===========      ============       ============


                                                    AVID SPORTSWEAR & GOLF CORP.
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)


                                                                                          For the Three Months Ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                      2001                           2000
                                                                                      ----                           ----

CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                                     $    (401,973)                 $ (2,581,056)
   Adjustments to reconcile net (loss) to net cash
    used in operating activities:
     Depreciation and amortization                                                      139,061                        95,596
     Common stock issued for services                                                         -                       327,613
     Conversion of debt below market value                                              352,041                             -
     Change in allowance for bad debt                                                   (52,633)                            -
   Changes in operating assets and liabilities:
     Increase (decrease) in due from factor                                             602,832                             -
     (Increase) decrease in accounts receivable                                      (2,775,908)                     (209,123)
     (Increase) decrease in inventory                                                   204,943                       397,294
     (Increase) decrease in other assets                                                (98,134)                        5,000
     Increase (decrease) in accounts payable                                          1,922,193                      (324,356)
     Increase (decrease) in other current liabilities                                  (540,839)                      243,513
                                                                                  -------------                 -------------
       Net Cash Used in Operating Activities                                           (648,417)                   (2,045,519)
                                                                                  -------------                 -------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                                                   (6,682)                     (457,179)
                                                                                  -------------                 -------------
       Net Cash Used in Investing Activities                                             (6,682)                     (457,179)
                                                                                  -------------                 -------------
   CASH FLOWS FROM FINANCING ACTIVITIES

   Debt offering costs                                                                  (54,418)                            -
   Payments on notes payable                                                            (50,000)                      (35,416)
   Proceeds from related party notes payable                                             86,486                     1,182,024
   Payments on related party notes payable                                             (205,320)                            -
   Proceeds from convertible debentures                                                 874,000                             -
   Proceeds from subscribed stock                                                        29,100                     1,773,675
   Payments on capital leases                                                            (8,060)                            -
                                                                                  -------------                 -------------
       Net Cash Provided by Financing Activities                                        671,788                     2,920,283

NET INCREASE (DECREASE) IN CASH                                                          16,689                       417,585
                                                                                  -------------                 -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         25,452                       237,407
                                                                                  -------------                 -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      42,141                 $     654,992
                                                                                  =============                 =============

                          AVID SPORTSWEAR & GOLF CORP.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                    For the Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                                    2001                    2000
                                                                    ----                    ----

CASH PAID FOR:

Interest                                                    $           -                 $    36,592
Income tax                                                  $           -                 $         -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for subsidiary                     $                              $  825,000
Issuance of common stock for debt                           $     949,426                  $        -
Issuance of common stock for subscription                   $     300,000                  $        -
Conversion of debt below market value                       $     352,041                  $        -


                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2001 and 2000 and for all periods presented have been made.

                     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for the period ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.


NOTE 2 -   GOING CONCERN

                     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated significant losses from operations for the three months ended March 31, 2001 and 2000 and has current liabilities in excess of current assets at March 31, 2001. For the three months ended March 31, 2001, the Company anticipates a significant increase in sales volume from the 2000 level, requiring cash in excess of the cash generated from operations. Management has secured necessary cash to date from additional cash investments by existing shareholders and from the proceeds of a private placement of additional shares of Company stock; additional required cash is anticipated from borrowing from a senior lender. However, there can be no assurance that the Company will be able to raise the additional required cash.

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

OVERVIEW

            Through our wholly-owned subsidiary, we design, manufacture and market distinctive premium and moderately-priced sportswear. We sell our products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. Until May 2001, our sportswear was marketed under three distinct labels: Avid Sportswear, British Open Collection and Dockers Golf. In May 2001, the Dockers Golf label was terminated by the licensor. From our incorporation on September 19, 1997 until March 1, 1999, we had no operations. On March 1, 1999, we acquired Avid Sportswear, Inc., which has been in the business of designing, manufacturing and marketing golf apparel since
October 6, 1988. For accounting purposes, the acquisition was treated as a purchase of Avid Sportswear, Inc. All of our business operations are conducted through Avid Sportswear, Inc.

RECENT EVENTS

            On May 9, 2001, we received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers Trademark License Agreement between our company's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end of season sales being greater than 25% of the company's total product sales during the Year 2000. Due to the loss of this license, our operating results for the quarter ended March 31, 2001 may not be indicative of future results. The loss of this license may have a material adverse effect on our results of operations in future periods. The loss of this license my result in lower sales and a higher net loss in future periods.

            On May 17, 2001, Barnum Mow, the President of Avid Sportswear, Inc. resigned. In addition, on May 14, 2001, the Chief Financial Officer of Avid Sportswear, Inc. was terminated by the Company.

Plan of Operations

           ADDITIONAL FUND RAISING ACTIVITIES. As of March 31, 2001, we had $42,141 cash-on-hand. We have historically funded our operations through a combination of internally generated cash, funds loaned to our company by certain of our officers and directors and through the sale of securities. We may need to raise additional funds to meet expected demand for our products for the remainder of 2001 and beyond. Our current liabilities exceeded our current assets as of March 31, 2001. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

           We registered on behalf of certain shareholders 14,988,640 shares of common stock issued pursuant to our company's private offerings, which registration statement became effective on July 28, 2000. In addition, we registered on behalf of certain shareholders 55,500,000 shares of common stock issued, or to be issued, pursuant to our company's line of credit, which registration statement became effective on January 8, 2001. The sale of these shares is permitted in most states pursuant to registration or exemptions from registration. These shares of common stock may be offered and sold from time to time by selling shareholders of our company, and none of the proceeds generated from such sales will be available to our company. See "Certain Business Risk Factors - The selling shareholders intend to sell their shares of common stock in the market, which sales may cause our stock price to decline."

           SUMMARY OF ANTICIPATED PRODUCT DEVELOPMENT. We spent approximately $280,000 and $417,000 on product development in 1999 and 2000, respectively, and expect to spend approximately $300,000 on product development in 2001 in preparation for future seasons and in designing products for the Dockers Golf and British Open Collection labels. The Company is reevaluating its product develoment efforts in light of the termination of the Dockers Golf Label. We are also in default of our license agreement the British Collection Open label.

           SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2000, we purchased computer hardware and software, telephone and embroidery equipment at a cost of approximately $734,000. In 2001, we do not anticipate purchasing additional equipment.

           CHANGES IN NUMBER OF EMPLOYEES. We currently have 62 employees. As shown in the following chart, we anticipate hiring additional personnel during 2001 in connection with our expected growth plans. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan. The Company is reevaluating hiring needs in light of the termination of the Dockers Golf label.

                                                                   PROJECTED
                                                   CURRENT         EMPLOYEES
             DEPARTMENT                           EMPLOYEES           2001
             ----------                           ---------           ----

             Marketing and Sales                         7               9
             Embroidery and Sewing                      25              30
             Warehousing and Delivery                    9              11
             Design and Production Control               3               4
             Administrative and Other
                        Support Positions               18              20
                                                     --------        --------
             Total Employees                            62              74
                                                     --------        --------
             Independent Contractors - Sales            33              36
                                                     --------        --------

Management's Discussion and Analysis

RESULTS OF OPERATIONS

            The  following  table sets  forth,  for the periods  presented,  the percentage of net sales represented by certain items in our company's Consolidated Statement of Operations for the three months ended March 31, 2001 and 2000:

                                    THREE MONTHS ENDED        THREE MONTHS ENDED
                                       MARCH 31, 2001            MARCH 31, 2000


     Sales, net                            100.0%                   100.0%

     Cost of goods sold                    (71.3%)                  (75.2%)

     Gross margin                          28.7%                     24.8%

     Operating expenses                   (32.4%)                  (251.8%)

     (Loss) from operations                (3.7%)                  (226.9%)

     Interest expense                      (2.4%)                   (24.4%)

     Net loss                              (6.1%)                  (250.8%)

THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

            Our results of operations for the three-month periods ended March 31, 2001 and 2000, respectively, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

            SALES, NET. Sales, net increased $5.6 million, or 543.3%, from $1.0 million to $6.6 million in the three months ended March 31, 2001 compared to the same period in the prior year. This increase was primarily attributable to increased sales efforts in connection with the Dockers Golf product line.

            COST OF GOODS SOLD. Cost of goods sold increased $3.9 million, or 509.7%, from $0.8 million to $4.7 million in the three months ended March 31, 2001 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net, decreased from 75.2% in the three months ended March 31, 2000 to 71.3% in the three months ended March 31, 2001. This decrease was primarily attributable to the reduced need to give concessions to customers caused by late shipping and the decreased liquidation of inventory from prior seasons.

            GROSS PROFIT. Gross profit increased $1.6 million in the three months ended March 31, 2001 compared to the same period in the prior year. Gross profit as a percentage of sales, net increased from 24.8% to 28.7% in the three months ended March 31, 2000 and 2001, respectively. This increase was primarily attributable to the increase in sales, net and the decrease of cost of goods sold in the current period compared to the same period in the prior year.

            SELLING EXPENSES. Selling expenses increased $0.4 million, or 79.6%, from $0.5 million to $0.9 million in the three months ended March 31, 2001 compared to the same period in the prior year. This increase was primarily attributable to increased sales efforts in connection with the Dockers Golf product line.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $1.0 million, or 51.4%, from $1.9 million to $0.9 million in the three months ended March 31, 2001 compared to the same period in the prior year. This decrease was primarily attributable to the infrastructure development costs of our wholly-owned subsidiary, Avid Sportswear, Inc. incurred in the three months ended March 31, 2000. The infrastructure development supported the sales growth in 2000 and is expected to support additional growth in future periods.

            INTEREST EXPENSE. Interest expense decreased $95,310 or 38.0%, in the three-month period ended March 31, 2001, compared to the same period in the prior year. This decrease consisted primarily of the reduction of senior lender debt and related party debt.

            NET LOSS. Net loss decreased $2.2 million, or 84.4%, from $2.6 million to $0.4 million in the three months ended March 31, 2001 compared to the same period in the prior year. This decrease was primarily attributable to the increase in sales, net in the three-month period ended March 31, 2001.

            LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2001, we had $42,141 cash-on-hand and our current liabilities exceeded our current assets. A discussion of how we generated and used cash in the three-month period follows:

            OPERATING ACTIVITIES. Our operating activities used $0.6 million in cash during the three-month period ended March 31, 2001, consisting mainly of a net loss of $0.4 million and an increase in accounts receivable of $2.7 million. These items were partially offset by depreciation and amortization expenses of $0.1 million, an increase in accounts payable of $1.9 million, a decrease in inventory of $0.2 million, and an increase in due from factor of $0.6 million and a decrease in other current liabilities of $0.5 million.

            INVESTING ACTIVITIES. Our investing activities used $6,682 in cash during the three-month period ended March 31, 2001, consisting mainly of the cost of purchased equipment.

            FINANCING ACTIVITIES. Financing activities provided net cash of $0.7 million, generated mainly by the issuance of convertible debentures for cash of $0.9 million and proceeds from subscribed stock of $29,000, partially offset by payments of notes payable of $0.3 million.

           Due to our significant quarterly losses, we will need to rely on external financing to fund our operations for the foreseeable future. Expenses decreased in the three months ended March 31, 2001 due to, among other things, the reduction in general and administrative expenses. If we underestimate demand or incur unforeseen expenses in our product design or other areas, such funds may be required earlier.

            In August 2000, we entered into a factoring, letter of credit and revolving inventory facility. Under the terms of these arrangements, we assign substantially all invoices for collection, typically on a non-recourse basis. We may borrow up to 75% of eligible accounts receivable with a factoring commission rate on the net sales factored and interest on the amounts advanced at the factor's index rate plus 4.29%. The index rate was 6.2% at December 31, 2000, corresponding to an interest rate of 10.49%. In addition, currently, we may borrow up to 10% of eligible inventory, subject to a borrowing limit of $2,500,000. In addition, a letter of credit facility was established that is not to exceed $3,500,000, subject to a reserve of 60% of available borrowing under the revolving facility. The term of the facility is one year and will automatically renew unless either party gives sixty days' notice of its intent not to renew.

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

            On November 28, 2000, we entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of our debentures. The debentures are convertible into shares of our common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our company's common stock is traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our company can request under any individual sale is subject to the average trading volume of our common stock for the preceding 40-day trading period. The maximum term of the Line of Credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell common stock or common stock equivalents, sell assets, merge, or enter into certain other transactions. Through May 15, 2001, our company has raised $874,000 from the sale of debentures pursuant to the Line of Credit.

            In December 2000, our company raised $400,000 form the sale of 2,000,000 shares of Common Stock.

            On January 19, 2001, we received a letter form IMG that our company is in default of the license with The Championship Committee Merchandising Limited for failure to pay timely our royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000.

            On May 9, 2001, we received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers Trademark License Agreement between our company's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end of season sales being greater than 25% of the company's total product sales during the Year 2000. The loss of this license may have a material adverse effect on our results of operations in future periods. The loss of this license my result in lower sales and a higher net loss in future periods.

CERTAIN BUSINESS RISK FACTORS

            We are subject to various risks, which may have a material adverse effect on our company's business, financial condition and results of operations. Certain risks are discussed below:

            OUR DOCKERS TRADEMARK LICENSE HAS BEEN TERMINATED BY LEVI STRAUSS & CO.

            THE PRESIDENT OF OUR WHOLLY-OWNED SUBSIDIARY, AVID SPORTSWEAR, INC., RESIGNED ON MAY 17, 2001.

            On May 17, 2001, Barnum Mow resigned as President of our wholly-owned subsidiary, Avid Sportswear, Inc. On April 24, 2001, Mr. Mow resigned as a director of our company and as a director of Avid Sportswear, Inc. The operations of our company largely depended on the efforts and abilities of Mr. Mow. Our failure to attract and retain a replacement for Mr. Mow could have a material adverse effect on our results of operations in future periods. Our company is evaluating circumstances surrounding Mr. Mow's separation from our company and Avid Sportswear, Inc.

            WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

            Our success largely depends on the efforts and abilities of key executives and consultants, including Earl T. Ingarfield, our Chairman and Chief Executive Officer and Jerry L. Busiere, our Secretary, Treasurer and a Director. The loss of the services of either of these people could materially harm our business because of the cost and time necessary to replace and train such personnel. Such a loss would also divert management attention away from operational issues. We do not have an employment agreement with Mr. Busiere. We have entered into a three year employment agreement with Mr. Ingarfield. We do not maintain key-man life insurance policies on any of these people. On May 17, 2001, Barnum Mow, the President of Avid Sportswear, Inc., resigned.

            WE HAVE  HISTORICALLY  LOST  MONEY AND LOSSES  MAY  CONTINUE  IN THE
FUTURE

           We have historically lost money. In the three months ended March 31, 2001, we sustained a loss of $0.4 million. In the years ended December 31, 2000 and December 31, 1999, we sustained losses of $8.7 million and $5.0 million, respectively. Future losses are likely to occur, which losses may increase materially due to the termination of the Dockers Golf label. For the years ended December 31, 2000 and 1999, our independent auditors have noted that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. As of March 31, 2001, our current liabilities exceeded our current assets. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

            WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

            We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We may need to raise additional capital to fund our anticipated operating expenses. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

            WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITOR

            Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2000 and 1999 financial statements, as well as our financial statements as of March 31, 2001, which states that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

            We had a working capital deficit of $3.0 million and $1.3 million at December 31, 2000 and 1999, respectively. At March 31, 2001, we had a working capital deficit of $2.0 million. We had an accumulated deficit of $5.6 million and $760,099 at December 31, 2000 and 1999, respectively. At March 31, 2001, we had an accumulated deficit of $14.6 million.

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

            OUR OFFICERS AND DIRECTORS EXERCISE CONTROL OF THE COMPANY

            Our executive officers and directors beneficially own approximately 44.5% of our outstanding common stock. As a result, these shareholders acting together would be able to exert significant influence over most matters requiring shareholder approval, including the election of directors. They would also be able to delay or deter a change in control, which may result in shareholders not receiving a premium on their stock.

            WE FACE RISKS RELATED TO COLLECTION OF RECEIVABLES

            We extend credit to our customers based on an assessment of their financial circumstances, generally without requiring collateral. Our business is seasonal and we may, in the future, offer customer discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. Any such extended payment terms increase our exposure to the risk of uncollectible receivables. Some of our customers have experienced financial difficulties in the past, and future financial difficulties of customers could materially harm our business. Effective August 2000, we assign our accounts receivable to a factor which assumes credit risk, generally on a nonrecourse basis. As of May 15, 2001, $1,083,666 of factored accounts receivable are at our company's credit risk.


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


            FUTURE SALES BY OUR SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

            Sales of our common stock in the public market following our most recent private offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 70,086,002 shares of our common stock outstanding as of March 31, 2001 (assuming no exercise of options or warrants), 26,667,097 shares are freely tradable without restriction, unless purchased by our "affiliates." The remaining 43,418,905 shares of common stock held by existing shareholders are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration.

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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            We are not aware of any legal proceedings involving our company.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            (a), (b) and (d)        None.

            (c)         SALES OF UNREGISTERED SECURITIES.

            On November 28, 2000, we entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of our debentures. The debentures are convertible into shares of our common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our company's common stock is traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our company can request under any individual sale is subject to the average trading volume of our common stock for the preceding 40-day trading period. The maximum term of the Line of Credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell common stock or common stock equivalents, sell assets, merge, or enter into certain other transactions. Through May 15, 2001, our company has raised $874,000 from the sale of debentures pursuant to the Line of Credit.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5.     OTHER INFORMATION.

            Barnum Mow, the President of our wholly-owned subsidiary, Avid Sportswear, Inc., resigned effective May 17, 2001. On April 24, 2001, Mr. Mow resigned as a director of our company and as a director of Avid Sportswear, Inc. Our company is evaluating circumstances surrounding Mr. Mow's separation from our company and Avid Sportswear, Inc.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)                     EXHIBITS.

EXHIBIT NO.   DESCRIPTION                                      LOCATION
    2.01      Stock Purchase and Sale Agreement dated as of    Incorporated  by reference  to  Exhibit  2.01 to the
              December  18,  1998 among our company,  Avid     Registrant's  Registration  Statement on Form 10-SB
              Sportswear,  Inc. and the shareholders of Avid   (the  "Registration Statement")
              Sportswear, Inc.

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

   10.18      Form of Factoring Agreement between our          Incorporated by reference to Exhibit 10.18 to the
              company and GE Capital Commercial Services,      Registrant's Form 10-QSB filed on November 17, 2000
              Inc.

   10.19      Form of Factoring Agreement Guaranty/Letter of   Incorporated by reference to Exhibit 10.19 to the
              Credit  Supplement  between our company and GE   Registrant's Form 10-QSB filed on November 17, 2000
              Capital  Commercial Services, Inc.

   10.20      Form of Factoring Agreement - Inventory          Incorporated by reference to Exhibit 10.20 to the
              Supplement  (with  advances)  between  our       Registrant's Form 10-QSB filed on November 17, 2000
              company and GE Capital Commercial Services,
              Inc.

   10.21      Form of Letter of Agreement between our          Incorporated by reference to Exhibit 10.21 to the
              company and GE Capital Commercial Services,      Registrant's Form 10-QSB filed on November 17, 2000
              Inc.




EXHIBIT NO.   DESCRIPTION                                      LOCATION

   10.22      Form of Convertible Debenture                    Incorporated by reference to Exhibit 10.22 to the
                                                               Registrant's Form 10-QSB filed on November 17, 2000

   10.23      Form of Registration Rights Agreement between    Incorporated by reference to Exhibit 10.23 to the
              our company and purchasers of convertible        Registrant's Form 10-QSB filed on November 17, 2000
              debentures

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

   10.29      Placement Agent Agreement as of November 28,     Incorporated  by reference  to Appendix "F" to the
              2000 between our company and the May Davis       Registrant's Proxy Statement
              Group, Inc.

   10.30      Escrow Agreement dated as of November 28, 2000   Incorporated by reference to Appendix "G" to the
              among our company, the May Davis Group, Inc.     Registrant's Proxy Statement
              and First Union National Bank

   10.31      Amendment to Employment Agreement effective      Incorporated by reference to Exhibit 10.31 to the
              January 31, 20001 between our company and        Registrant's Form 10-KSB filed on April 17, 2000
              Barnum Mow

   10.32      Forbearance Agreement as of February 16, 2001    Incorporated by reference to Exhibit 10.32 to the
              between our company and GE Capital Commercial    Registrant's Form 10-KSB filed on April 17, 2000
              Services, Inc.

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

   21.01      Subsidiaries of our company                      Incorporated by reference to Exhibit 21.01 to the
                                                               Registration Statement

   23.01      Consent of Independent Accountants               Not Applicable

   24.01      Power of Attorney                                Not Applicable




   27.01      Financial Data Schedule                          Not Applicable

   99.01      Letter dated May 9, 2001 from Levi Strauss       Incorporated by reference to Exhibit 20.01 to the
              & Co.                                            Registrant's Form 8-K filed May 18, 2001

(B)         REPORTS ON FORM 8-K.

            Our company filed a Form 8-K on May 18, 2001 with respect to the letter Avid Sportswear, Inc. received dated May 9, 2001 from Levi Strauss & Co. terminating the Trademark License Agreement dated as of May 10, 1999 between Levi Strauss & Co. and Avid Sportswear, Inc.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       May 23, 2001          AVID SPORTSWEAR & GOLF CORP.

                                   By: /s/ Jerry L. Busiere
                                       --------------------------------------


                                        Jerry L. Busiere, Secretary