Form 10QSB
period 2001-06-30
AVID SPORTSWEAR & GOLF CORP
filed 2001-09-21
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (MARK ONE)
      |X|     Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                           For the quarterly period ended JUNE 30, 2001

      |_|     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from _______ to _______.

                                   Commission File No. 000-28321

                                   AVID SPORTSWEAR & GOLF CORP.
                                    ---------------------------
                          (Name of Small Business Issuer in Its Charter)

Nevada                                                   88-0374969
------                                                   ----------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer Identification No.)
or Organization)

19143 South Hamilton Avenue, Gardena, California         90248
-------------------------------------------------        -----
(Address of Principal Executive Offices)                 (Zip Code)

                                          (310) 436-1500
                                          --------------
                         (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer:  (1) filed all reports  required to be filed by Section 13 or 15(d)
of the  Exchange  Act  during  the  past 12  months,  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. Yes |X| No |_|

     There were  149,183,309  shares of Common Stock  outstanding  as of September 20, 2001.  This number does not include outstanding options to purchase shares of Common Stock of the issuer.


PART I


FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS.

                          AVID SPORTSWEAR & GOLF CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                          AVID SPORTSWEAR & GOLF CORP.
                           Consolidated Balance Sheets

                                      ASSETS
                                      ------                         June 30,           December 31,
                                                                       2001                 2000
                                                                  --------------      ----------------
                                                                   (Unaudited)
CURRENT ASSETS

    Cash                                                                 506,555        $     25,452
    Accounts receivable, net                                           2,782,789              75,719
    Inventory                                                          1,070,799           1,961,464
    Due from factor, net                                                 694,027             816,663
    Prepaid expenses                                                     149,831             134,900
    Other current assets                                                  66,656              71,540
                                                                  --------------        ------------

        Total Current Assets                                           5,270,657           3,085,738
                                                                  --------------        ------------

EQUIPMENT

    Machinery and equipment                                              491,790             484,495
    Furniture and fixtures                                                85,741              90,263
    Computers and software                                               415,847             408,046
    Office equipment                                                      49,770              49,770
    Show booths                                                          460,927             460,927
    Leasehold improvements                                                31,470              31,470
    Less: accumulated depreciation                                     (609,362)           (468,861)
                                                                  --------------        ------------
        Total Equipment                                                  926,183           1,056,110
                                                                  --------------        ------------

OTHER ASSETS

    Goodwill, net                                                              -           2,090,171
    Debt offering costs                                                        -              66,405
    Deposits                                                              30,790              15,789
    Trademarks                                                             2,902               2,902
                                                                  --------------        ------------
        Total Other Assets                                                33,692           2,175,267
                                                                  --------------        ------------
        TOTAL ASSETS                                              $    6,230,532        $  6,317,115
                                                                  ==============        ============


                          AVID SPORTSWEAR & GOLF CORP.
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                     June 30,           December 31,
                                                                       2001                 2000
                                                                  --------------      ---------------
                                                                   (Unaudited)
CURRENT LIABILITIES

    Cash overdraft                                                $       17,950      $        87,534
    Accounts payable                                                   4,636,661            5,086,000
    Accrued expenses                                                   2,070,606              479,688
    Notes payable - related parties                                      203,564              166,557
    Notes payable                                                              -              100,000
    Capital leases - current portion                                      46,074               44,279
    Customer deposits                                                          -               86,677
                                                                  --------------      ---------------

        Total Current Liabilities                                      6,974,855            6,050,735
                                                                  --------------      ---------------

SUBORDINATED DEBT

    Notes payable - related parties                                            -              547,126
    Note payable                                                         561,525              561,525
                                                                  --------------      ---------------
        Total Subordinated Debt                                          561,525            1,108,651
                                                                  --------------      ---------------
LONG-TERM DEBT

    Convertible debentures                                                     -              300,000
    Capital leases - long term portion                                   102,022              122,954
                                                                  --------------      ---------------
        Total Long-Term Debt                                             102,022              422,954
                                                                  --------------      ---------------
        Total Liabilities                                              7,638,402            7,582,340
                                                                  --------------      ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock; 10,000,000 shares authorized of
        $0.001 par value, zero issued and outstanding                          -                    -
    Common stock; 150,000,000 shares authorized
        of $0.001 par value, 142,933,309 and 46,429,406
        shares issued and outstanding, respectively                      142,933               46,429
    Additional paid-in capital                                        16,773,352           13,855,035
    Common stock subscription receivable                             (1,434,900)            (942,000)
    Accumulated deficit                                             (16,889,255)         (14,224,689)
                                                                  --------------      ---------------
        Total Stockholders' Equity (Deficit)                         (1,407,870)          (1,265,225)
                                                                  --------------      ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $    6,230,532      $     6,317,115
                                                                  ==============      ===============


                                                 AVID SPORTSWEAR & GOLF CORP.
                                             Consolidated Statements of Operations
                                                          (Unaudited)

                                                                 For the Six Months Ended         For the Three Months Ended
                                                                         June 30,                          June 30,
                                                               ------------------------------   --------------------------------
                                                                     2001             2000              2001             2000
                                                               -------------   --------------   ---------------     ------------
SALES, NET                                                       $17,987,963       $3,667,924       $11,366,568      $2,638,616

COST OF GOODS SOLD                                                12,853,189        3,370,557         8,132,326        2,596,264
                                                               -------------   --------------   ---------------     ------------
    Gross Margin                                                   5,134,774          297,367         3,234,242           42,352
                                                               -------------   --------------   ---------------     ------------
OPERATING EXPENSES

    Shipping expenses                                                201,148                -           100,518                -
    Design expense                                                   150,800                -            77,376                -
    Selling expenses                                               1,261,302        1,286,761           343,774          675,277
    Depreciation and amortization expense                            268,467          205,417           128,657          109,821
    General and administrative expenses                            3,579,479        2,652,306         2,664,027          828,467
    Loss on impairment of goodwill                                 1,962,205                -         1,962,205                -
                                                               -------------   --------------   ---------------     ------------
        Total Operating Expenses                                   7,423,401        4,144,484         5,276,557        1,613,565
                                                               -------------   --------------   ---------------     ------------
        (Loss) from Operations                                   (2,288,627)      (3,847,117)       (2,042,315)      (1,571,213)
                                                               -------------   --------------   ---------------     ------------
OTHER INCOME (EXPENSE)

    Interest income                                                   39,494              188            39,494                -
    Interest expense                                               (415,433)        (300,790)         (259,772)         (49,820)
    Gain on sale of assets                                                 -            5,419                 -                -
                                                               -------------   --------------   ---------------     ------------
        Total Other Income (Expense)                               (375,939)        (295,183)         (220,278)         (49,820)

INCOME TAX BENEFIT                                                         -                -                 -                -
                                                               -------------   --------------   ---------------     ------------
NET LOSS                                                        $(2,664,566)     $(4,142,300)      $(2,262,593)     $(1,621,033)
                                                               =============   ==============   ===============     ============
BASIC LOSS PER SHARE                                                 $(0.05)          $(0.13)           $(0.03)          $(0.09)
                                                               =============   ==============   ===============     ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     54,222,825       31,863,846        77,853,677       18,011,478
                                                               =============   ==============   ===============     ============



                                                   AVID SPORTSWEAR & GOLF CORP.
                                     Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Common Stock
                                                       ------------             Additional      Subscriptions     Accumulated
                                                  Shares           Amount     Paid-in Capital     Receivable         Deficit
                                             ---------------- -------------  ----------------  ---------------   ---------------
Balance, December 31, 1999                        26,374,022   $     26,374     $   7,092,848   $     (30,000)   $   (5,563,135)

January 17, 2000, common stock issued for
    services, valued at $0.30 per share            1,200,000          1,200           358,800                -                 -

January 25, 2000, common stock issued to a
    related party for conversion of debt,
    valued at $0.38 per share                      1,241,874          1,241           464,461                -                 -

February 1, 2000, common stock issued to a
    related party for conversion of debt,
    valued at $0.44 per share                        695,583            696           303,274                -                 -

March 6, 2000, cancellation of common
    stock subscription receivable                  (100,000)          (100)          (14,900)           15,000                 -

May 17, 2000 through July 11, 2000,
    common stock issued pursuant to SB-2
    valued at $0.35 per share                     14,702,927         14,703         5,131,322        (527,000)                 -

Stock offering costs                                       -              -         (268,815)                -                 -

June 30, 2000, common stock issued for
    services valued at $0.35 per share                15,000             15             5,235                -                 -

November 15, 2000, common stock issued for
    services valued at $0.16 per share               300,000            300            46,575                -                 -

December 15, 2000, common stock issued for
    subscription at $0.20 per share                2,000,000          2,000           398,000        (400,000)                 -

Warrants and options issued below market
    value per FAS 123 valuations                           -              -           338,235                -                 -

Net loss for the year ended December 31,
    2000                                                   -              -                 -                -       (8,661,554)
                                             ---------------  -------------  ----------------  ---------------   ---------------
Balance, December 31, 2000                        46,429,406  $      46,429   $    13,855,035   $    (942,000)   $  (14,224,689)
                                             ===============  =============  ================  ===============   ===============


                                                   AVID SPORTSWEAR & GOLF CORP.
                               Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                        Common Stock
                                                        ------------            Additional      Subscriptions      Accumulated
                                                  Shares           Amount     Paid-in Capital     Receivable         Deficit
                                             ---------------- -------------  ----------------  ---------------   ---------------
Balance, December 31, 2000                       46,429,406    $     46,429     $ 13,855,035    $    (942,000)   $  (14,224,689)

January 10, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.065 per share (unaudited)          374,509             375           24,025                 -                 -

January 19, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.05 per share (unaudited)           360,000             360           17,640                 -                 -

January 23, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.05 per share (unaudited)         1,332,000           1,332           65,268                 -                 -

January 25, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.05 per share (unaudited)           190,000             190            9,310                 -                 -

January 30, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.05 per share (unaudited)           280,000             280           13,720                 -                 -

January 30, 2001, common stock issued for
    conversion of debt to related party,
    valued at $0.085 per share (unaudited)       11,500,000          11,500          966,000                 -                 -

January 31, 2001, cancellation of common
    stock (unaudited)                           (1,200,000)         (1,200)        (358,800)                 -                 -

February 5, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.05 per share (unaudited)            82,000              82            4,018                 -                 -

February 13, 2001, common stock issued
    for conversion of debt, non-related,
    valued at $0.05 per share (unaudited)           812,000             812           39,788                 -                 -

February 14, 2001, common stock issued
    for conversion of debt, non-related,
    valued at $0.05 per share (unaudited)            11,078              11              554                 -                 -
                                             --------------    ------------     ------------    --------------   ---------------
Balance Forward                                  60,170,993    $     60,171     $ 14,636,558    $     (942,000)  $   (14,224,689)
                                             ==============    ============     ============    ==============   ===============


                                                   AVID SPORTSWEAR & GOLF CORP.
                               Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                        Common Stock
                                                        ------------            Additional      Subscriptions      Accumulated
                                                  Shares           Amount     Paid-in Capital     Receivable         Deficit
                                             ---------------- -------------  ----------------  ---------------   ---------------
Balance Forward                                   60,170,993   $     60,171     $  14,636,558   $    (942,000)   $  (14,224,689)

February 19, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.08 per share (unaudited)          2,310,547          2,311           182,533                -                 -

February 19, 2001, common stock issued for
    conversion of debt interest,
    non-related, valued at $0.09 per share
    (unaudited)                                      425,939            426            37,909                -                 -

February 27, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.568 per share (unaudited)           245,775            246            13,714                -                 -

February 28, 2001, common stock issued for
    conversion of debt, non-related, valued
    at $0.05 per share (unaudited)                    80,769             81             4,119                -                 -

February 28, 2001, common stock issued for
    conversion of debt,  non-related,
    valued at $0.05 per share (unaudited)             80,000             80             3,920                -                 -

March 13, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.048 per share (unaudited)           595,679            596            28,397                -                 -

March 13, 2001, common stock issued for
    cash, non-related, valued at $0.05 per
    share (unaudited)                              4,000,000          4,000           196,000        (200,000)                 -

March 21, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0312 per share (unaudited)          176,300            176             5,324                -                 -

March 30, 2001, common stock issued for
    cash, valued at $0.05 per share
    (unaudited)                                    2,000,000          2,000            98,000        (100,000)                 -

Receipt of stock subscription receivable
    (unaudited)                                            -              -                 -           29,100                 -
                                             ---------------  -------------     -------------   --------------   ---------------
Balance Forward                                   70,086,002   $     70,087     $  15,206,474   $  (1,212,900)   $  (14,224,689)
                                             ===============  =============     =============   ==============   ===============


                                                   AVID SPORTSWEAR & GOLF CORP.
                               Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                        Common Stock
                                                        ------------            Additional      Subscriptions      Accumulated
                                                  Shares           Amount     Paid-in Capital     Receivable         Deficit
                                             ---------------- -------------  ----------------  ---------------   ---------------
Balance Forward                                  70,086,002    $     70,087     $  15,206,474   $  (1,212,900)   $  (14,224,689)

Discount on debentures issued at less than
    market value                                          -               -            46,371                -                 -

April 1, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.028 per share (unaudited)          857,142             857            23,143                -                 -

April 2, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.028 per share (unaudited)          714,285             714            19,286                -                 -

April 4, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.028 per share (unaudited)        1,546,428           1,547            41,754                -                 -

April 9, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.028 per share (unaudited)        1,607,141           1,607            43,393                -                 -

April 10, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.028 per share (unaudited)          571,426             572            15,429                -                 -

April 17, 2001, common stock issued for
    consulting services valued at $0.06
    per share (unaudited)                           125,000             125             7,375                -                 -

April 18, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.028 per share (unaudited)        2,000,000           2,000            54,000                -                 -

April 30, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.032 per share (unaudited)        1,406,250           1,406            43,594                -                 -

April 30, 2001, common stock issued  for
    conversion of interest on debt,
    non-related, valued at $0.028 per
    share (unaudited)                               129,922             130             3,508                -                 -
                                             --------------   -------------    --------------  ---------------   ---------------
Balance Forward                                  79,043,596    $     79,045     $  15,504,327  $   (1,212,900)   $  (14,224,689)
                                             ==============   =============    ==============  ===============   ===============



                                                   AVID SPORTSWEAR & GOLF CORP.
                               Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                        Common Stock
                                                        ------------            Additional      Subscriptions      Accumulated
                                                  Shares           Amount     Paid-in Capital     Receivable         Deficit
                                             ---------------- -------------  ----------------  ---------------   ---------------
Balance Forward                                  79,043,596    $     79,045     $  15,504,327   $  (1,212,900)   $  (14,224,689)

April 30, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0304 per share
    (unaudited)                                     164,474              164            4,836                -                 -

May 8, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0304 per share
    (unaudited)                                   2,434,207            2,434           71,566                -                 -

May 10, 2001, common stock issued for
    cash, non-related, valued at $0.037
    per share (unaudited)                         3,000,000            3,000          147,000        (150,000)                 -

May 10, 2001, common stock issued for
    cash, non-related, valued at $0.032
    per share (unaudited)                         7,500,000            7,500          232,500        (240,000)                 -

May 10, 2001, common stock issued for
    cash, non-related, valued at $0.0312
    per share (unaudited)                         1,000,000            1,000           30,200         (31,200)                 -

May 10, 2001, common stock issued for
    consulting services, valued at
    $0.0335 per share (unaudited)                 5,000,000            5,000          162,500                -                 -

May 17, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0304 per share
    (unaudited)                                   2,467,102            2,467           72,533                -                 -

May 21, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.028 per share (unaudited)        3,178,568            3,179           85,821                -                 -

June 4, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0096 per share
    (unaudited)                                   2,979,165            2,979           25,621                -                 -

June 4, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.014 per share (unaudited)          749,999              750            9,750                -                 -

June 4, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.014 per share (unaudited)        8,214,278            8,214          106,786                -                 -
                                             --------------    -------------    -------------  ---------------   ---------------
Balance Forward                                 115,731,389    $     115,732    $  16,453,440  $   (1,634,100)   $  (14,224,689)
                                             ==============    =============    =============  ===============   ===============


                                                   AVID SPORTSWEAR & GOLF CORP.
                               Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                        Common Stock
                                                        ------------            Additional      Subscriptions      Accumulated
                                                  Shares           Amount     Paid-in Capital     Receivable         Deficit
                                             ---------------- -------------  ----------------  ---------------   ---------------
Balance Forward                                 115,731,389      $  115,732     $  16,453,440   $  (1,634,100)   $  (14,224,689)

June 4, 2001, common stock issued for
    conversion of interest on debt,
    non-related, valued at $0.0304 per
    share (unaudited)                                34,589               35            1,017                -                 -

June 4, 2001, common stock issued for
    conversion of interest on debt,
    non-related, valued at $0.028 per
    share (unaudited)                               119,336              119            3,222                -                 -

June 4, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0096 per share
    (unaudited)                                  11,020,828           11,021           94,779                -                 -

June 12, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0096 per share
    (unaudited)                                  18,892,212           18,892          162,473                -                 -

June 12, 2001, common stock issued for
    conversion of interest on debt,
    non-related, valued at $0.014 per
    share (unaudited)                               200,955              201            2,612                -                 -

June 12, 2001, common stock issued for
    conversion of interest on debt,
    non-related, valued at $0.0096 per
    share (unaudited)                               179,330              179            1,542                -                 -

June 19, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0088 per share
    (unaudited)                                   1,136,363            1,136            8,864                -                 -

June 19, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0088 per share
    (unaudited)                                      18,307               18              143                -                 -

June 20, 2001, common stock issued for
    conversion of debt, non-related,
    valued at $0.0335 per share
    (unaudited)                                 (4,400,000)          (4,400)        (143,000)                -                 -

Receipt of stock subscription receivable
    (unaudited)                                           -                -                -          199,200                 -
                                             --------------   --------------    -------------  ---------------   ---------------
Balance Forward                                 142,933,309    $     142,933    $  16,585,092  $   (1,434,900)   $  (14,224,689)
                                             ==============   ==============    =============  ===============   ===============



                                                   AVID SPORTSWEAR & GOLF CORP.
                               Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                        Common Stock
                                                        ------------            Additional      Subscriptions      Accumulated
                                                  Shares           Amount     Paid-in Capital     Receivable         Deficit
                                             ---------------- -------------  ----------------  ---------------   ---------------
Balance Forward                                 142,933,309      $   142,933    $  16,585,092   $  (1,434,900)   $  (14,224,689)

Discount on debenture issued at less than
    market value (unaudited)                              -                -          188,260                -                 -

Net loss for the six months ended June
    30, 2001 (unaudited)                                  -                -                -                -       (2,664,566)
                                                -----------   --------------   --------------   --------------   ---------------
Balance, June 30, 2001 (unaudited)              142,933,309   $      142,933   $   16,773,352   $  (1,434,900)   $  (16,889,255)
                                                ===========   ==============   ==============   ==============   ===============




                                                   AVID SPORTSWEAR & GOLF CORP.
                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)

                                                                                               For the Six Months Ended
                                                                                                       June 30,
                                                                                        ----------------------------------------
                                                                                               2001                 2000
                                                                                        -------------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net (loss)                                                                             $    (2,664,566)      $   (4,142,300)
    Adjustments to reconcile net (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                                          2,228,681              205,417
           Common stock issued for services                                                          27,600              611,935
           Conversion of debt below market value                                                    234,631                    -
           Change in allowance for bad debt                                                        (58,749)                    -
    Changes in operating assets and liabilities:
        Increase (decrease) in due from factor                                                      216,266                    -
        (Increase) decrease in accounts receivable                                              (2,741,951)          (1,429,873)
        (Increase) decrease in inventory                                                            890,665              888,045
        (Increase) decrease in other assets                                                        (25,048)              (9,520)
        Increase (decrease) in accounts payable                                                   (449,657)              368,124
        Increase (decrease) in other current liabilities                                            995,683              621,214
                                                                                        -------------------     ----------------
           Net Cash Used in Operating Activities                                                (1,346,445)          (2,886,958)
                                                                                        -------------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment                                                            (10,575)            (584,351)
                                                                                        -------------------     ----------------
           Net Cash Used in Investing Activities                                                   (10,575)            (584,351)
                                                                                        -------------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Cash overdraft                                                                                 (69,584)                    -
    Debt offering costs                                                                              68,695                    -
    Payments on notes payable                                                                     (100,000)            (549,521)
    Proceeds from related party notes payable                                                       364,981            1,244,283
    Payments on related party notes payable                                                       (230,332)                    -
    Proceeds from convertible debentures                                                            874,000                    -
    Issuance of common stock for cash                                                               721,200            1,698,718
    Proceeds from subscribed stock                                                                  228,300            1,782,600
    Payments on capital leases                                                                     (19,137)                    -
    Increase in related party receivable                                                                  -            (417,003)
                                                                                        -------------------     ----------------
           Net Cash Provided by Financing Activities                                              1,838,123            3,759,077
                                                                                        -------------------     ----------------
NET INCREASE (DECREASE) IN CASH                                                                     481,103              287,768

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     25,452              237,407
                                                                                        -------------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $        506,555      $       525,175
                                                                                        ===================     ================



                                                   AVID SPORTSWEAR & GOLF CORP.
                                         Consolidated Statements of Cash Flows (Continued)
                                                            (Unaudited)

                                                                                               For the Six Months Ended
                                                                                                       June 30,
                                                                                        ----------------------------------------
                                                                                               2001                 2000
                                                                                        -------------------     ----------------
CASH PAID FOR:

    Interest                                                                               $              -      $        36,592
    Income tax                                                                             $              -      $             -

SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

    Issuance of common stock for debt and interest                                         $      1,818,768      $             -
    Issuance of common stock for subscription                                              $        721,200      $             -
    Conversion of debt below market value                                                  $        234,631      $             -
    Issuance of common stock for services                                                  $         27,600      $             -












                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2001 and 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for the period ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated significant losses from operations for the six months ended June 30, 2001 and 2000 and has current liabilities in excess of current assets at June 30, 2001.

         It will be necessary to raise additional working capital to execute a new business strategy. Management also recognizes that obtaining favorable forbearance agreements with its vendors and creditors will be essential for the Company to execute a new business strategy. There are no assurances that the Company will be able to fund its working capital needs as outlined.

NOTE 3 - MATERIAL EVENTS

         On May 9, 2001, Levi Strauss & Co. terminated the "Dockers Golf" Trademark License Agreement that gave the Company's wholly-owned subsidiary the exclusive non-assignable right to use the trademark in connection with the manufacturing, advertising, distribution and sale of products to approved retailers. The Dockers Golf license was terminated as a result of Avid Sportswear, Inc.'s second quality and closeout or end-of-season sales being greater than 25% of the company's total product sales during Year 2000. Because of the termination of the trademark license, the goodwill associated with the purchase of the wholly-owned subsidiary is considered impaired. An impairment loss has been recorded in the amount of $1,962,205 for the quarter ended June 30, 2001.

         On May 22, 2001, the Company's factor provided notice that the Company's wholly-owned subsidiary was in default of the factoring agreement on account of, among other things, the termination of the Trademark License Agreement with Levi Strauss & Co. Subsequently, on July 20, 2001, the Company's wholly-owned subsidiary received notice from the factor that the obligations under the factoring agreement had been paid in full. Also on July 20, 2001, the Company's wholly-owned subsidiary received notice from the factor that the Company's chairman has no further obligations as the guarantor of the factoring agreement.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 3 - MATERIAL EVENTS (CONTINUED)

         On June 25, 2001, the Company entered into a three-year employment agreement with Frank J. Jakovac, to act as President and Chief Executive Officer. The base salary for services is $127,500 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary is $255,000 per year, payable in semi-monthly installments. An initial bonus of 1,250,000 shares of common stock at $0.01 per share vested immediately, and $25,000 to be paid upon signing new business equaling or greater than $1,000,000 of new revenue. The CEO is eligible for additional bonuses based on the bonus plan for senior management established by the CEO and Board of Directors for each fiscal year. The CEO was granted and fully vested in 5% of the Company's total shares of issued stock. The 5% ownership percentage applies to all current and future issuance of stock.

         On June 25, 2001, the Company entered into a three-year employment agreement with James W. Handlon to act as Executive Vice President and Chief Operating Officer. The base salary for services is $125,000 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary is $245,000 per year, payable in semi-monthly installments. An initial bonus of 1,250,000 shares of common stock at $0.01 per share vested immediately, and $25,000 to be paid upon signing new business equaling or greater than $1,000,000 of new revenue. The COO is eligible for additional bonuses based on the bonus plan for senior management established at the CEO and Board of Directors for each fiscal year. The COO was granted and fully vested in 5% of the Company's total shares of issued stock. The 5% ownership percentage applies to all current and future issuances of stock.

         On June 25, 2001, the Company entered into a three-year employment agreement with Michelle Mathis to act as the Director of Corporate and Legal Affairs. The base salary for services is $50,000 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary is $100,000 per year, payable in semi-monthly installments. An initial bonus of 800,000 shares of common stock at $0.01 per share vested immediately, and $10,000 to be paid upon signing new business equaling or greater than $1,000,000 of new revenue. The Director of Corporate and Legal Affairs is eligible for additional bonuses based on the bonus plan for senior management established at the CEO and Board of Directors for each fiscal year. The Director of Corporate and Legal Affairs was granted and fully vested in 1% of the Company's total shares of issued stock. The 1% ownership percentage applies to all current and future issuances of stock.

NOTE 4 - SUBSEQUENT EVENTS

         On July 26, 2001, the Company and our wholly-owned subsidiary were named in litigation with Barnum Mow, former Chief Executive Officer of the wholly-owned subsidiary. Mr. Mow filed a complaint against our company and our wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing, and violation of Labor Code ss. 227.3. Mr. Mow seeks damages in the amount of $444,307.00, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

         On August 1, 2001, the Company and its wholly-owned subsidiary were named in litigation with Stephen A. Korn, former Chief Financial Officer of the wholly-owned subsidiary. Mr. Korn filed a complaint against the Company and its wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violation of Labor Code ss.ss. 201 & 227.3. Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code ss.203, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

         CONTINGENT LIABILITIES

         The company's new management believes that the company issued shares of common stock without legends restricting the resale of such shares. The company's new management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of
         Section 5 of the Securities Act of 1933, as amended. The company may be liable for rescission and other damages with respect to these sales.

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

OVERVIEW

         Through our wholly-owned subsidiary, we design, manufacture and market distinctive premium and moderately-priced sportswear. We sell our products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. Until May, 2001, our sportswear was marketed under three distinct labels: Avid Sportswear, British Open collection and Dockers Golf. On May 9, 2001, the Dockers Golf label was terminated by the licensor. From our incorporation on September 19, 1997 until March 1, 1999, we had no operations. On March 1, 1999, we acquired Avid Sportswear, Inc., which has been in the business of designing, manufacturing and marketing golf apparel since
October 6, 1988. For accounting purposes, the acquisition was treated as a purchase of Avid Sportswear, Inc. All of our business operations are conducted through Avid Sportswear, Inc.

         On May 9, 2001, we received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers Trademark License Agreement between our company's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end-of-season sales being greater than 25% of the company's total product sales during the Year 2000. Due to the loss of this license, our operating results for the quarter ended June 30, 2001 will not be indicative of future results. We believe that the loss of this license will have a material adverse effect on our results of operations in future periods. The loss of this license will result in lower sales and a higher net loss in future periods.

         On May 17, 2001, Barnum Mow, the President of Avid Sportswear, Inc. resigned. In addition, on May 14, 2001, Stephen A. Korn, the Chief Financial Officer of Avid Sportswear, Inc., was terminated by the company and, on May 29, 2001, the Executive Vice-President of Merchandising and Design of Avid Sportswear, Inc. resigned.

         On July 26, 2001, our company and our wholly-owned subsidiary were named in litigation with Mr. Mow. Mr. Mow filed a complaint against our company and our wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing and violation of Labor Code ss. 227.3. Mr. Mow seeks damages in the amount of $444,307.00, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

         On August 1, 2001, our company and our wholly-owned subsidiary were named in litigation with Mr. Korn. Mr. Korn filed a complaint against our company and our wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violations of Labor Code ss.ss. 201 and 227.3. Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code ss. 203, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

         On May 22, 2001, we received a letter from GE Capital Commercial Services, Inc. that, effective May 22, 2001, it was terminating its obligation to make any further advances to our company pursuant to the Factoring Agreement between our company and GE Capital Commercial Services, Inc. In addition, GE

Capital Commercial Services, Inc. declared all of the advances and other obligations owing by our company to GE Capital Commercial Services, Inc. to be immediately due and payable. Subsequently, on July 20, 2001, the company's wholly-owned subsidiary received notice from the factor that the obligations under the factoring agreement had been paid in full. Also, on July 20, 2001, the company's wholly-owned subsidiary received notice from the factor that the company's chairman has no further obligations as the guarantor of the factoring agreement.

         On July 24, 2001, our company hired Frank Jakovac as our new President and Chief Executive Officer. Also, on July 24, 2001, our company hired James Handlon as our new Chief Operating Officer and Michelle Mathis as our new Director of Corporate and Legal Affairs. Messrs. Jakovac and Handlon and Ms. Mathis were also elected as members of our company's Board of Directors.

PLAN OF OPERATIONS

         ADDITIONAL FUND RAISING ACTIVITIES. As of June 30, 2001, we had $506,555 cash-on-hand. We currently have little or no cash-on-hand. We have historically funded our operations through a combination of internally generated cash, funds loaned to our company by certain of our officers and directors and through the sale of securities. We will need to raise additional funds to execute a new business strategy. Our current liabilities exceeded our current assets as of June 30, 2001.

         We registered on behalf of certain shareholders 14,988,640 shares of common stock issued pursuant to our company's private offerings, which registration statement became effective on July 28, 2000. In addition, we registered on behalf of certain shareholders 55,500,000 shares of common stock issued, or to be issued, pursuant to our company's line of credit, which registration statement became effective on January 8, 2001. The sale of these shares is permitted in most states pursuant to registration or exemptions from registration. These shares of common stock may be offered and sold from time to time by selling shareholders of our company, and none of the proceeds generated from such sales will be available to our company. See "Certain Business Risk Factors - The selling shareholders intend to sell their shares of common stock in the market, which sales may cause our stock price to decline." In addition, the company's new management believes that approximately 19,225,000 shares of common stock were issued without approval of the board of directors and without appropriate restrictive legends. The company has retained a consultant experienced in these matters to perform an independent review of these transactions, as well as all related party transactions.

         SUMMARY OF ANTICIPATED PRODUCT DEVELOPMENT. We spent approximately $280,000 and $417,000 on product development in 1999 and 2000, respectively, and expect to spend approximately $50,000 on product development in 2001 in preparation for future seasons and in designing products for the Avid Sportswear label. Our company is re-evaluating our product development efforts in light of the termination of the Dockers Golf label and the British Open Collection label.

         SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2000, we purchased computer hardware and software, telephone and embroidery equipment at a cost of approximately $734,000. In 2001, we do not anticipate purchasing additional equipment.

         CHANGES IN NUMBER OF EMPLOYEES. We currently have 9 employees. As shown in the following chart, we do not anticipate hiring additional personnel during 2001. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.

                                                         CURRENT
            DEPARTMENT                                  EMPLOYEES
            ----------                                  ---------
            Marketing and Sales                            1
            Embroidery and Sewing                          1
            Warehousing and Delivery                       2
            Design and Production Control                  1
            Administrative and Other
                     Support Positions                     4
                                                        ---------
            Total Employees                                9
                                                        ---------

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in our company's Consolidated Statement of Operations for the three and six months ended June 31, 2001 and 2000:

                                     THREE MONTHS           THREE MONTHS           SIX MONTHS            SIX MONTHS
                                         ENDED                 ENDED                  ENDED                 ENDED
                                     JUNE 30, 2001         JUNE 30, 2000          JUNE 30, 2001         JUNE 30, 2000
                                     -------------         -------------          -------------         -------------
Sales, net                              100.0%                100.0%                 100.0%               100.0%

Cost of goods sold                      (71.5%)               (98.4%)                (71.5%)              (91.9%)

Gross margin                             28.5%                  1.6%                  28.6%                 8.1%

Operating expenses                      (46.4%)               (61.2%)                (41.3%)             (113.0%)

(Loss) from operations                  (18.0%)               (60.0%)                (12.7%)             (104.9%)

Interest expense                         (2.3%)                (1.9%)                 (2.3%)               (8.2%)

Net loss                                (19.9%)               (61.4%)                (14.8%)             (113.0%)

THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

         Our results of operations for the three-month periods ended June 30, 2001 and 2000, respectively, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. As a result of the termination of the Dockers Golf license, these results are not indicative of future results.

         SALES, NET. Sales, net increased $8.7 million, or 330.8%, from $2.6 million to $11.4 million in the three months ended June 30, 2001 compared to the same period in the prior year. This increase was primarily attributable to increased sales efforts in connection with the Dockers Golf product line prior to its termination on May 9, 2001.

         COST OF GOODS SOLD. Cost of goods sold decreased $5.5 million, or 213.2%, from $2.6 million to $8.1 million in the three months ended June 30, 2001 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net, decreased from 98.4% in the three months ended June 30, 2000 to 71.5% in the three months ended June 30, 2001. This decrease was primarily attributable to the reduced need to give concessions to customers caused by late shipping and the decreased liquidation of inventory from prior seasons.

         GROSS PROFIT. Gross profit increased $3.2 million, or 7,536.6%, from $42,352 to $3.2 million in the three months ended June 30, 2001 compared to the same period in the prior year. Gross profit as a percentage of sales, net increased from 1.6% to 28.5% in the three months ended June 30, 2000 and 2001, respectively. This increase was primarily attributable to the increase in sales, net in the current period compared to the same period in the prior year.

         SELLING EXPENSES. Selling expenses decreased $0.3 million, or 49.1%, from $0.7 million to $0.3 million the three months ended June 30, 2001 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license on May 9, 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.8 million, or 221.6%, from $0.8 million to $2.7 million in the three moths ended June 30, 2001 compared to the same period in the prior year.

         INTEREST EXPENSE. Interest expense increased $0.2 million or 421.4%, in the three-month period ended June 30, 2001, compared to the same period in the prior year. This increase consisted primarily of the interest expense associated with our line of credit with GMF Holdings, Inc.

         NET LOSS. Net loss increased $0.6 million, or 39.6%, from $1.6 million to $2.3 million in the three months ended June 30, 2001 compared to the same period in the prior year. This increase was primarily attributable to a reduction in sales subsequent to the termination of the Dockers Golf label on May 9, 2001, the increase in cost of goods sold and general and administrative expenses. We anticipate that our net loss will increase as a result of the termination of the Dockers Golf license.

SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

         Our results of operations for the six-month periods ended June 30, 2001 and 2000, included six months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. As a result of the termination of the Dockers Golf license, these results are not indicative of future results.

         SALES, NET. Sales, net increased $14.3 million, or 390.4%, from $3.7 million to $18.0 million in the six months ended June 30, 2001 compared to the same period in the prior year. This increase is primarily attributable to increased sales efforts in connection with the Dockers Golf product line prior to termination on May 9, 2001.

         COST OF GOODS SOLD. Cost of goods sold increased $9.5 million, or 281.3%, from $3.4 million to $12.9 million in the six months ended June 30, 2001 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net, decreased from 91.9% in the six months ended June 30, 2000 to 71.5% in the six months ended June 30, 2001. This decrease was primarily attributable to the reduced need to give concessions to customers caused by late shipping and the decreased liquidation of inventory from prior seasons.

         GROSS PROFIT. Gross profit increased $4.8 million, or 1,626.8%, from $0.3 million to $5.1 million in the six months ended June 30, 2001 compared to the same period in the prior year. Gross profit as a percentage of sales, net increased from 8.1% to 29.0% in the six months ended June 30, 2001, respectively. This increase was primarily attributable to the increase in sales, net in the current period and the decrease of the cost of goods sold as a percentage of sales, net in the current period compared to the same period in the prior year.

         SELLING EXPENSES. Selling expenses decreased $0.03 million, or 2.0%, from $1.28 million to $1.26 million in the six months ended June 30, 2001 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.9 million, or 35.0%, from $2.7 million to $3.6 million in the six months ended June 30, 2001 compared to the same period in the prior year. This increase was partially attributable to the operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

         INTEREST EXPENSE. Interest expense increased $0.1 million, or 38.1%, in the six-month period ended June 30, 2001, compared to the same period in the prior year. This increase consisted primarily of $0.2 million of interest expense to reflect a discount given in connection with the conversion of debt to equity. In total, during the six-month period ended June 30, 2001, $1.2 million of debt was converted into 59.3 million shares of common stock at an average price of $0.01 per share. The company has retained a consultant experienced in these matters to perform an independent review of these transactions, as well as all related party transactions.

         NET LOSS. Net loss decreased $1.5 million, or 35.7%, from $4.1 million to $2.7 million in the six months ended June 30, 2001 compared to the same period in the prior year. This decrease was primarily attributable to the increase in sales, net, prior to the termination of the Dockers Golf label on May 9, 2001, and the decrease in cost of goods sold as a percentage of sales, net in the six-month period ended June 30, 2001.

         LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2001, we had $506,555 cash-on-hand and our current liabilities exceeded our current assets. We currently have little or no cash-on-hand. A discussion of how we generated and used cash in the three-month period follows:

                  OPERATING  ACTIVITIES.  Our  operating  activities  used  $1.3 million in cash during the six-month period ended June 30, 2001, consisting mainly of a net loss of $2.7 million and an increase in accounts receivable of $2.7 million. These items were partially offset by depreciation and amortization expenses of $2.2 million, a decrease in accounts payable of $0.4 million, a decrease in inventory of $0.9 million and an increase in due to factor of $0.2 million.

                  INVESTING ACTIVITIES. Our investing activities used $10,575 in cash during the six-month period ended June 30, 2001, consisting mainly of the cost of new financing.

                  FINANCING ACTIVITIES. Financing activities provided net cash of $1.8 million, generated mainly by the issuance of convertible debentures for cash of $0.9 million, issuance of common stock for cash of $0.7 million, proceeds from subscribed stock of $0.2 million and proceeds from related party notes payable of $0.4 million, partially offset by payments of notes payable of $0.1 million and payments on related party notes payable of $0.2 million.

         Due to our significant quarterly losses and the loss of the Dockers Golf and British Open Collection product lines, we will need to rely on external financing to fund our operations for the foreseeable future. Expenses increased in the six months ended June 30, 2001 due to, among other things, the increase in general and administrative expenses.

         In August 2000, we entered into a factoring, letter of credit and revolving inventory facility. On May 22, 2001, the factor terminated its obligations to make any further advances to our company under the factoring agreement and declared all of the advances and obligations owing by our company to the facto to be immediately due and payable. Subsequently, on July 20, 2001, the company's wholly-owned subsidiary received notice from the factor that the obligations under the factoring agreement had been paid in full. Also, on July 20, 2001, the company's wholly-owned subsidiary received notice from the factor that the company's chairman has no further obligations as the guarantor of the factoring agreement.

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

         On November 28, 2000, we entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of our debentures. The debentures are convertible into shares of our common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our company's common stock is traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our company can request under any individual sale is subject to the average trading volume of our common stock for the preceding 40-day trading period. The maximum term of the Line of Credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell common stock or common stock equivalents, sell assets, merge, or enter into certain other transactions.
Through September 17, 2001, our company has raised $1.2 from the sale of debentures pursuant to the Line of Credit and 59.3 shares of our company's common stock have been issued upon conversion of the debentures.

         In December 2000, our company raised $400,000 form the sale of 2,000,000 shares of common stock.

         On January 19, 2001, we received a letter form IMG that our company is in default of the license with The Championship Committee Merchandising Limited for failure to pay timely our royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000. IMG subsequently terminated this license.

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

CONTINGENT LIABILITIES

         The company's mew management believes that the company issued shares of common stock without legends restricting the resale of such shares. The company's new management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended. The company may be liable for rescission and other damages with respect to these sales.

OUR DOCKERS TRADEMARK LICENSE HAS BEEN TERMINATED BY LEVI STRAUSS & CO.

         On May 9, 2001, we received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers Trademark License Agreement between our company's wholly-owned subsidiary, Avid Sportswear, inc., and Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end-of-season sales being greater than 25% of our company's total product sales during Year 2000. The company believes that the loss of the license will have a material adverse effect on our results of operations in future periods. The loss of this license will result in lower sales and a higher net loss in future periods.

THE PRESIDENT OF OUR WHOLLY-OWNED SUBSIDIARY, AVID SPORTSWEAR, INC., RESIGNED ON MAY 17, 2001

         On May 17, 2001, Barnum Mow resigned as President of our wholly-owned subsidiary, Avid Sportswear, Inc. On April 24, 2001, Mr. Mow resigned as a director of our company and as a director of Avid Sportswear, Inc. The operations of our company largely depended on the efforts and abilities of Mr. Mow. Our failure to attract and retain a replacement for Mr. Mow could have a material adverse effect on our results of operations in future periods. Our company is evaluating circumstances surrounding Mr. Mow's separation from our company and Avid Sportswear, Inc. On July 26, 2001, Mr. Mow filed a complaint against our company and our wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing, and violation of California Labor Code ss. 227.3. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of key executives and consultants, including Earl T. Ingarfield, our Chairman, Frank Jakovac, our President and Chief Executive Officer and a Director, James Handlon. Our Chief Operational Officer and a Director, and Michelle Mathis, our Director of Corporate and Legal Affairs and a Director. The loss of the services of any of these people could materially harm our business because of the cost and time necessary to replace and train such personnel. Such a loss would also divert management attention away from operational issues. We have entered into three-year employment agreements with Mr. Ingarfield, Mr. Jakovac, Mr. Handlon and Ms. Mathis. We do not maintain key-man life insurance policies on any of these people. On May 17, 2001, Barnum Mow, the President of Avid Sportswear, inc., resigned. On August 16, 2001, Jerry Busiere, the Secretary, Treasurer and a Director of our company resigned.

CERTAIN BUSINESS RISK FACTORS

         We are subject to various risks, which may have a material adverse effect on our company's business, financial condition and results of operations. Certain risks are discussed below:

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. In the three months ended June 30, 2001, we sustained a loss of $2.3 million. In the years ended December 31, 2000 and December 31, 1999, we sustained losses of $8.7 million and $5.0 million, respectively. Future losses are likely to occur. For the years ended December 31, 2000 and 1999, our independent auditors have noted that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. As of June 30, 2001, our current liabilities exceeded our current assets. Our ability to obtain additional funding will determine our ability to continue as a going concern. We currently have little or no cash-on-hand. Accordingly, we will experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We  have  relied  on  significant   external   financing  to  fund  our
operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We will need to raise additional capital to execute a new business strategy. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITOR

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2000 and 1999 financial statements, as well as our financial statements as of June 30, 2001, which states that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

         We had a working capital deficit of $3.0 million and $1.3 million at December 31, 2000 and 1999, respectively. At June 30, 2001, we had a working capital deficit of $1.7 million. We had an accumulated deficit of $14.2 million and $760,099 at December 31, 2000 and 1999, respectively. At June 30, 2001, we had an accumulated deficit of $16.9 million.

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

OUR COMMON STOCK IS A "PENNY STOCK"

         Our common stock is a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

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

OUR OFFICERS AND DIRECTORS EXERCISE CONTROL OF THE COMPANY

         According to our transfer agent's records, as of September 20, 2001, our executive officers and directors beneficially own approximately 11.8% of our outstanding common stock. As a result, these shareholders acting together would be able to exert significant influence over most matters requiring shareholder approval, including the election of directors. They would also be able to delay or deter a change in control, which may result in shareholders not receiving a premium on their stock.

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

FUTURE SALES BY OUR SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

         Sales of our common stock in the public market following our most recent private offering of 55,500,000 shares could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. In addition, we have issued options to purchase a total of 1,939,477 shares of our common stock at exercise prices ranging from $0.30 to $0.375 per share under our 2000 Stock Incentive Plan.

THE INVESTOR UNDER THE LINE OF CREDIT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK

         The common stock to be issued upon conversion of the debenture purchased under the Line of Credit will be issued at a 20% discount to the lowest closing bid price for the 10 days immediately following the notice date of conversion. These discounted sales could cause the price of our common stock to decline. There are currently no shares available for conversion under the Line of Credit.

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

PART II

OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.
                  -----------------

         On July 26, 2001, our company and our wholly-owned subsidiary were named in litigation with Mr. Mow. Mr. Mow filed a complaint against our company and our wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing and violation of Labor Code ss. 227.3. Mr. Mow seeks damages in the amount of $444,307.00, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

         On August 1, 2001, the Company and its wholly-owned subsidiary were named in litigation with Stephen A. Korn, former Chief Financial Officer of the wholly-owned subsidiary. Mr. Korn filed a complaint against the Company and its wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violation of Labor Code ss.ss. 201 & 227.3. Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code ss.203, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  -----------------------------------------

         (a), (b) and (d)  None.

         (c)      SALES OF UNREGISTERED SECURITIES.

         On November 28, 2000, we entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of our debentures. The debentures are convertible into shares of our common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our company's common stock is traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our company can request under any individual sale is subject to the average trading volume of our common stock for the preceding 40-day trading period. The maximum term of the Line of Credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell common stock or common stock equivalents, sell assets, merge, or enter into certain other transactions. Through September 17, 2001, our company has raised $1.2 million from the sale of debentures pursuant to the Line of Credit and 59.3 shares of our company's common stock have been issued upon conversion of the debentures issued in connection with the Line of Credit. There are currently no shares available for conversion under the Line of Credit.

         In January 2001, we issued 2,536,509 shares of common stock to unrelated parties upon the conversion of $132,443 of indebtedness. In addition, we issued 11,500,000 shares of common stock to Lido Capital Corporation, an entity wholly-owned by Earl Ingarfield, the Chairman of our company, upon the conversion of $977,500 of indebtedness.

         In February 2001, we issued 3,622,169 shares of common stock to unrelated parties upon the conversion of $377,736 of indebtedness. In addition, we issued 425,939 shares of common stock to unrelated parties upon the conversion of $38,335 of interest on indebtedness.

         In March 2001, we issued 771,979 shares of common stock to unrelated parties upon the conversion of $34,093 of indebtedness. In addition, we sold 6,000,000 shares of common stock to unrelated parties that were sold in the form of subscription notes for $0.05 per share. Total consideration paid for these shares was $300,000.

         In April 2001, we issued 8,867,146 shares of common stock to unrelated parties upon the conversion of $254,300 of indebtedness. In addition, we issued 129,922 shares of common stock to unrelated parties upon the conversion of $3,638 of interest on indebtedness. Further, we issued 125,000 shares of common stock to Chicago Investment Group in exchange for consulting services.

         In May 2001, we issued 8,079,877 shares of common stock to unrelated parties upon the conversion of $238,000 of indebtedness. In addition, we issued 5,000,000 shares of common stock to Chicago Investment Group in exchange for consulting services. Subsequently, on June 18, 2001, 4,400,000 of these shares of common stock were cancelled. In addition, we sold 11,500,000 shares of common stock for cash ranging from $0.0312 to $0.37 per share. Total consideration paid for these shares was $382,200.

         In June 2001, we issued 19,718,940 shares of common stock to unrelated parties upon the conversion of $198,226 of indebtedness. In addition, we issued 534,210 shares of common stock to unrelated parties upon the conversion of $8,928 of interest on indebtedness.

         With respect to the sale of unregistered securities referenced above, and except for the 19,225,000 shares of common stock that the company's new management believes were issued without approval of the board of directors and without appropriate restrictive legends, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our company so as to make an informed investment decision. More specifically, each purchaser signed a written subscription agreement with respect to their financial status and investment sophistication in which they represented and warranted, among other things, that they had:

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

CONTINGENT LIABILITIES

         The company's new management believes that the company issued shares of common stock without legends restricting the resale of such shares. The company's new management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended. The company may be liable for rescission and other damages with respect to these sales.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         On May 22, 2001, we received a letter from GE Capital Commercial Services, Inc. that, effective May 22, 2001, it was terminating its obligation to make any further advances to our company pursuant to the Factoring Agreement between our company and GE Capital Commercial Services, Inc. In addition, GE Capital Commercial Services, Inc. declared all of the advances and other obligations owing by our company to GE Capital Commercial Services, Inc. to be immediately due and payable. Subsequently, on July 20, 2001, the company's wholly-owned subsidiary received notice from the factor that the obligations under the factoring agreement had been paid in full. Also, on July 20, 2001, the company's wholly-owned subsidiary received notice from the factor that the company's chairman has no further obligations as the guarantor of the factoring agreement.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


         ITEM 5.  OTHER INFORMATION.

         Not applicable.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------
    2.01      Stock Purchase and Sale Agreement dated as       Incorporated by reference to Exhibit 2.01 to the
              of December 18, 1998 among our company,          Registration Statement on Form 10-SB (the
              Avid Registrant's Sportswear, Inc. and the       "Registration Statement")
              shareholders of Avid Sportswear, Inc.

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



  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------

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

   10.18      Form of Factoring Agreement between our          Incorporated by reference to Exhibit 10. to
              company and GE Capital Commercial Services,      Registrant's Form 10-QSB filed on November 17, 2001
              Inc.

   10.19      Form of Factoring Agreement Guaranty/Letter of   Incorporated by reference to Exhibit 10. to
              Credit Supplement between our company and GE     Registrant's Form 10-QSB filed on November 17, 2001
              Capital Commercial Services, Inc.

   10.20      Form of Factoring Agreement - Inventory          Incorporated by reference to Exhibit 10. to
              Supplement (with advances) between our company   Registrant's Form 10-QSB filed on November 17, 2001
              and GE Capital Commercial Services, Inc.

   10.21      Form of Letter of Agreement between our          Incorporated by reference to Exhibit 10. to
              company and GE Capital Commercial Services,      Registrant's Form 10-QSB filed on November 17, 2001
              Inc.

   10.22      Form of Convertible Debenture                    Incorporated by reference to Exhibit 10. to
                                                               Registrant's Form 10-QSB filed on November 17, 2001

   10.23      Form of Registration Rights Agreement between    Incorporated by reference to Exhibit 10. to
              our company and purchasers of convertible        Registrant's Form 10-QSB filed on November 17, 2001
              debentures



  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------

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

   10.31      Amendment to Employment Agreement effective      Incorporated by reference to Exhibit 10. to
              January 31, 20001 between our company and        Registrant's Form 10-QSB filed on November 17, 2001
              Barnum Mow

   10.32      Forbearance Agreement as of February 16, 2001    Incorporated by reference to Exhibit 10. to
              between our company and GE Capital Commercial    Registrant's Form 10-QSB filed on November 17, 2001
              Services, Inc.

   10.33      Employment Agreement dated as of June 25, 2001   Provided herewith
              between Frank Jakovac and our company

   10.34      Employment Agreement dated as of June 25, 2001   Provided herewith
              between James Handlon and our company

   10.35      Employment Agreement dated as of June 25, 2001   Provided herewith
              between Michelle Mathis and our company

   11.01      Statement re: Computation of Earnings            Not Applicable

   15.01      Letter on unaudited interim financial            Not Applicable
              information

   16.01      Letter on Change in Certifying Accountant        Not Applicable

   20.01      Letter dated May 9, 2001 from Levi Strauss &     Incorporated by reference to Exhibit 20.01 to the
              Co.                                              Registrant's Form 8-K filed May 18, 2001

   21.01      Subsidiaries of our company                      Incorporated by reference to Exhibit 21.01 to the
                                                               Registration Statement

   23.01      Consent of Independent Accountants               Not Applicable





  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------

   24.01      Power of Attorney                                Not Applicable

   27.01      Financial Data Schedule                          Not Applicable


         (B)      REPORTS ON FORM 8-K.

         Our company filed a Form 8-K on May 18, 2001.


                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 20, 2001            AVID SPORTSWEAR & GOLF CORP.


                                       By:/s/Frank Jakovac
                                          -------------------------------------
                                          Frank Jakovac
                                          President and Chief Executive Officer