Form 10QSB
period 2001-09-30
AVID SPORTSWEAR & GOLF CORP
filed 2001-11-14
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


      (MARK ONE)

   |X|  Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2001

   |_|  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.


                          Commission File No. 000-28321

                          AVID SPORTSWEAR & GOLF CORP.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

Nevada                                                                 88-0374969
------                                                                 ----------
(State or Other Jurisdiction of Incorporation                          (I.R.S. Employer Identification No.)
or Organization)

19143 South Hamilton Avenue, Gardena , California                      90248
-------------------------------------------------                      -----
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

         There were 149,183,309 shares of Common Stock outstanding as of November 12, 2001. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

PART I


FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS.
                  --------------------

                          AVID SPORTSWEAR & GOLF CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                               AVID SPORTSWEAR & GOLF CORP.
                                                Consolidated Balance Sheets

                                                          ASSETS

                                                                                           September 30,     December 31,
                                                                                                2001             2000
                                                                                          ---------------   --------------
                                                                                            (Unaudited)
CURRENT ASSETS
    Cash                                                                                      $   90,143       $   25,452
    Accounts receivable, net                                                                     513,806           75,719
    Accounts receivable - related party, net                                                     196,688                -
    Inventory                                                                                    481,776        1,961,464
    Due from factor, net                                                                         209,801          816,663
    Prepaid expenses                                                                              28,629          134,900
    Other current assets                                                                          95,174           71,540
                                                                                          ---------------   --------------
        Total Current Assets                                                                   1,616,017        3,085,738
                                                                                          ---------------   --------------
EQUIPMENT

    Machinery and equipment                                                                      293,758          484,495
    Furniture and fixtures                                                                        47,947           90,263
    Computers and software                                                                       219,651          408,046
    Office equipment                                                                              15,420           49,770
    Show booths                                                                                  169,387          460,927
    Leasehold improvements                                                                        22,254           31,470
    Less: accumulated depreciation                                                             (679,611)        (468,861)
                                                                                          ---------------   --------------
        Total Equipment                                                                           88,806        1,056,110
                                                                                          ---------------   --------------
OTHER ASSETS

    Goodwill, net                                                                                      -        2,090,171
    Debt offering costs                                                                                -           66,405
    Deposits                                                                                      30,790           15,789
    Trademarks                                                                                     2,902            2,902
                                                                                          ---------------   --------------
        Total Other Assets                                                                        33,692        2,175,267
                                                                                          ---------------   --------------
        TOTAL ASSETS                                                                          $1,738,515       $6,317,115
                                                                                          ===============   ==============

                        The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                                          Consolidated Balance Sheets (Continued)

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      September 30,         December 31,
                                                                                          2001                  2000
                                                                                    ------------------   ------------------
                                                                                       (Unaudited)
CURRENT LIABILITIES
    Cash overdraft                                                                        $          -         $     87,534
    Accounts payable                                                                         4,101,982            5,086,000
    Accrued expenses                                                                           304,224              479,688
    Notes payable - related parties                                                                  -              166,557
    Notes payable                                                                                    -              100,000
    Capital leases - current portion                                                            46,074               44,279
    Customer deposits                                                                                -               86,677
                                                                                    ------------------   ------------------
        Total Current Liabilities                                                            4,452,280            6,050,735
                                                                                    ------------------   ------------------
SUBORDINATED DEBT

    Notes payable - related parties                                                                  -              547,126
    Note payable                                                                               561,525              561,525
                                                                                    ------------------   ------------------
        Total Subordinated Debt                                                                561,525            1,108,651
                                                                                    ------------------   ------------------
LONG-TERM DEBT

    Convertible debentures                                                                           -              300,000
    Capital leases - long term portion                                                          90,610              122,954
                                                                                    ------------------   ------------------
        Total Long-Term Debt                                                                    90,610              422,954
                                                                                    ------------------   ------------------
        Total Liabilities                                                                    5,104,415            7,582,340
                                                                                    ------------------   ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock; 10,000,000 shares authorized of
     $0.001 par value, zero issued and outstanding                                                   -                    -
    Common stock; 150,000,000 shares authorized of
     $0.001 par value, 147,933,309 and 46,429,406 shares
     issued and outstanding, respectively                                                      147,933               46,429
    Additional paid-in capital                                                              16,818,352           13,855,035
    Common stock subscription receivable                                                     (717,450)            (942,000)
    Accumulated deficit                                                                   (19,614,735)         (14,224,689)
                                                                                    ------------------   ------------------
        Total Stockholders' Equity (Deficit)                                               (3,365,900)          (1,265,225)
                                                                                    ------------------   ------------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                                               $  1,738,515         $  6,317,115
                                                                                    ==================   ==================



                        The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                                           Consolidated Statements of Operations
                                                        (Unaudited)

                                                           For the Nine Months Ended         For the Three Months Ended
                                                                 September 30,                      September 30,
                                                         -------------------------------   --------------------------------
                                                             2001             2000              2001             2000
                                                         --------------    -------------   ---------------    -------------
SALES, NET                                                  $19,614,710       $5,912,021        $1,626,747       $2,244,097

COST OF GOODS SOLD                                           14,188,377        5,027,164         1,335,188        1,656,607
                                                         --------------    -------------   ---------------    -------------
    Gross Margin                                              5,426,333          884,857           291,559          587,490
                                                         --------------    -------------   ---------------    -------------
OPERATING EXPENSES

    Shipping expenses                                           256,446                -            55,298                -
    Design expense                                              158,271                -             7,471                -
    Selling expenses                                          1,314,231        2,465,365            52,929        1,178,604
    Depreciation and amortization
     expense                                                    348,913          321,269            80,446          115,852
    General and administrative
     expenses                                                 5,669,951        3,773,047         2,090,472        1,120,741
    Loss on impairment of
     goodwill                                                 1,962,205                -                 -                -
    Loss on impairment of assets                                771,407                -           771,407                -
                                                         --------------    -------------   ---------------    -------------
        Total Operating Expenses                             10,481,424        6,559,681         3,058,023        2,415,197
                                                         --------------    -------------   ---------------    -------------
        (Loss) from Operations                              (5,055,091)      (5,674,824)       (2,766,464)      (1,827,707)
                                                         --------------    -------------   ---------------    -------------
OTHER INCOME (EXPENSE)

    Interest income                                             155,835            1,820           116,341            1,632
    Interest expense                                          (490,790)        (321,902)          (75,357)         (21,112)
    Loss on abandonment of assets                                     -         (13,159)                 -         (13,159)
    Gain on sale of assets                                            -           50,206                 -           44,787
                                                         --------------    -------------   ---------------    -------------
        Total Other Income (Expense)                          (334,955)        (283,035)            40,984           12,148
                                                         --------------    -------------   ---------------    -------------
INCOME TAX BENEFIT                                                    -                -                 -                -

NET LOSS                                                   $(5,390,046)     $(5,957,859)      $(2,725,480)       $(815,559)
                                                         ==============    =============   ===============    =============
BASIC LOSS PER SHARE                                            $(0.05)          $(0.17)           $(0.02)          $(0.04)
                                                         ==============    =============   ===============    =============
WEIGHTED AVERAGE NUMBER                                     102,383,608       35,444,786       144,270,305       44,127,613
    OF SHARES OUTSTANDING
                                                         ==============    =============   ===============    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                                 Consolidated Statements of Stockholders' Equity (Deficit)

                                                Common Stock
                                       -------------------------------
                                                                           Additional      Subscriptions      Accumulated
                                          Shares           Amount       Paid-In Capital      Receivable         Deficit
                                       --------------   --------------  ----------------   --------------    --------------
Balance, December 31, 1999                 26,374,022          $26,374        $7,092,848         $(30,000)     $(5,563,135)

January 17, 2000, common stock
  issued for services, valued at
  $0.30 per share                           1,200,000            1,200           358,800                 -                -

January 25, 2000, common stock
  issued to a related party for
  conversion of debt, valued at
  $0.38 per share                           1,241,874            1,241           464,461                 -                -

February 1, 2000, common stock
  issued to a related party for
  conversion of debt, valued at
  $0.44 per share                             695,583              696           303,274                 -                -

March 6, 2000, cancellation of
  common stock subscription
  receivable                                (100,000)            (100)          (14,900)            15,000                -

May 17, 2000, through July 11,
  2000, common stock issued
  pursuant to SB-2 valued at $0.35
  per share                                14,702,927           14,703         5,131,322         (527,000)                -

Stock offering costs                                -                -         (268,815)                 -                -

June 30, 2000, common stock issued
  for services valued at $0.35 per
  share                                        15,000               15             5,235                 -                -

November 15, 2000, common stock
  issued for services valued at
  $0.16 per share                             300,000              300            46,575                 -                -

December 15, 2000, common stock
  issued for subscription at $0.20
  per share                                 2,000,000            2,000           398,000         (400,000)                -

Warrants and options issued below
  market value per FAS 123
  valuations                                        -                -           338,235                 -                -

Net loss for the year ended
  December 31, 2000                                 -                -                 -                 -      (8,661,554)
                                       --------------   --------------   ---------------     -------------    -------------

Balance, December 31, 2000                 46,429,406          $46,429       $13,855,035        $(942,000)    $(14,224,689)
                                       --------------   --------------   ---------------     -------------    -------------


                  The accompanying notes are an integral part of these consolidated financial statements.

                          AVID SPORTSWEAR & GOLF CORP.
                                 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                   Common Stock
                                          -------------------------------
                                                                               Additional      Subscriptions      Accumulated
                                             Shares           Amount        Paid-In Capital      Receivable         Deficit
                                          --------------   --------------   ----------------   --------------    --------------
Balance, December 31, 2000                    46,429,406        $46,429        $13,855,035        $(942,000)    $(14,224,689)

January 10, 2001, common stock issued
  for conversion of debt, non-related,
  valued at $0.065 per share
  (unaudited)                                    374,509            375             24,025                 -                -

January 19, 2001, common stock issued
  for conversion of debt, non-related,
  valued at $0.05 per share (unaudited)          360,000            360             17,640                 -                -

January 23, 2001, common stock issued
  for conversion of debt, non-related,
  valued at $0.05 per share (unaudited)        1,332,000          1,332             65,268                 -                -

January 25, 2001, common stock issued
  for conversion of debt, non-related,
  valued at $0.05 per share (unaudited)          190,000            190              9,310                 -                -

January 30, 2001, common stock issued
  for conversion of debt, non-related,
  valued at $0.05 per share (unaudited)          280,000            280             13,720                 -                -

January 30, 2001, common stock issued
  for conversion of debt to related
  party, valued at $0.085 per share
  (unaudited)                                 11,500,000         11,500            966,000                 -                -

January 31, 2001, cancellation of
  common stock (unaudited)                   (1,200,000)        (1,200)          (358,800)                 -                -

February 5, 2001, common stock issued
  for conversion of debt, non-related,
  valued at $0.05 per share (unaudited)           82,000             82              4,018                 -                -

February 13, 2001, common stock issued
  for conversion of debt, non-related,
  valued at $0.05 per share (unaudited)          812,000            812             39,788                 -                -

February 14, 2001, common stock issued
  for conversion of debt, non-related,
  valued at $0.05 per share (unaudited)           11,078             11                554                 -                -
                                          --------------   --------------   ----------------   --------------    --------------
Balance Forward                               60,170,993        $60,171        $14,636,558        $(942,000)    $(14,224,689)
                                          --------------   --------------   ----------------   --------------    --------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                           Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                     Common Stock
                                                ------------------------
                                                                              Additional
                                                                               Paid-In       Subscriptions      Accumulated
                                                  Shares         Amount        Capital         Receivable         Deficit
                                                ----------    ----------     ------------   ---------------    -------------

Balance Forward                                 60,170,993       $60,171      $14,636,558        $(942,000)    $(14,224,689)

February 19, 2001, common stock  issued
  for conversion of debt,  non-related,
  valued at $0.08 per  share (unaudited)         2,310,547         2,311          182,533                 -                -

February 19, 2001, common stock  issued
  for conversion of debt interest,
  non-related, valued at $0.09 per share
  (unaudited)                                      425,939           426           37,909                 -                -

February 27, 2001, common stock  issued
  for conversion of debt,  non-related,
  valued at $0.568 per  share (unaudited)          245,775           246           13,714                 -                -

February 28, 2001, common stock  issued
  for conversion of debt,  non-related,
  value at $0.05 per  share (unaudited)             80,769            81            4,119                 -                -

February 28, 2001, common stock  issued
  for conversion of debt,   non-related,
  valued at $0.05 per  share (unaudited)            80,000            80            3,920                 -                -

March 13, 2001, common stock  issued for
  conversion of debt,  non-related valued
  at $0.048 per  share (unaudited)                 595,679           596           28,397                 -                -

March 13, 2001, common stock  issued for
  cash, non-related, valued  at $0.05 per
  share (unaudited)                              4,000,000         4,000          196,000         (200,000)                -

March 21, 2001, common stock  issued for
  conversion of debt,  non-related,
  valued at $0.0312  per share (unaudited)         176,300           176            5,324                 -                -

March 30, 2001, common stock  issued for
  cash, valued at $0.05  per share
  (unaudited)                                    2,000,000         2,000           98,000         (100,000)                -

Receipt of stock subscription  receivable
  (unaudited)                                            -             -                -            29,100                -
                                                ----------    ----------     ------------   ---------------    -------------
Balance Forward                                 70,086,002       $70,087      $15,206,474      $(1,212,900)    $(14,224,689)
                                                ----------    ----------     ------------   ---------------    -------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                           Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                     Common Stock
                                                ------------------------
                                                                              Additional
                                                                               Paid-In       Subscriptions      Accumulated
                                                  Shares         Amount        Capital         Receivable         Deficit
                                                -----------   ----------     ------------   ---------------    --------------
Balance Forward                                  70,086,002      $70,087      $15,206,474      $(1,212,900)     $(14,224,689)

Discount on debentures issued at less
  than market value                                       -            -           46,371                 -                 -

April 1, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.028 per share (unaudited)                   857,142          857           23,143                 -                 -

April 2, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.028 per share (unaudited)                   714,285          714           19,286                 -                 -

April 4, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.028 per share (unaudited)                 1,546,428        1,547           41,754                 -                 -

April 9, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.028 per share (unaudited)                 1,607,141        1,607           43,393                 -                 -

April 10, 2001, common stock issued for
  conversion of debt non-related, valued
  at $0.028 per share (unaudited)                   571,426          572           15,429                 -                 -

April 17, 2001, common stock issued for
  consulting services valued at $0.06 per
  share (unaudited)                                 125,000          125            7,375                 -                 -

April 18, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.028 per share (unaudited)                 2,000,000        2,000           54,000                 -                 -

April 30, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.032 per share (unaudited)                 1,406,250        1,406           43,594                 -                 -

April 30, 2001, common stock issued  for
  conversion of interest on debt,
  non-related, valued at $0.028 per share
  (unaudited)                                       129,922          130            3,508                 -                 -
                                                -----------   ----------     ------------   ---------------    --------------
Balance Forward                                  79,043,596      $79,045      $15,504,327      $(1,212,900)     $(14,224,689)
                                                -----------   ----------     ------------   ---------------    --------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                           Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                     Common Stock
                                                ------------------------
                                                                              Additional
                                                                               Paid-In       Subscriptions      Accumulated
                                                  Shares         Amount        Capital         Receivable         Deficit
                                                -----------   ----------     ------------   ---------------    --------------

Balance Forward                                  79,043,596     $79,045       $15,504,327      $(1,212,900)     $(14,224,689)

April 30, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.0304 per share (unaudited)                  164,474         164             4,836                 -                 -

May 8, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.0304 per share (unaudited)                2,434,207       2,434            71,566                 -                 -

May 10, 2001, common stock issued for
  cash, non-related, valued at $0.037 per
  share (unaudited)                               3,000,000       3,000           147,000         (150,000)                 -

May 10, 2001, common stock issued for
  cash, non-related, valued at $0.032 per
  share (unaudited)                               7,500,000       7,500           232,500         (240,000)                 -

May 10, 2001, common stock issued for
  cash, non-related, valued at $0.0312
  per share (unaudited)                           1,000,000       1,000            30,200          (31,200)                 -

May 10, 2001, common stock issued for
  consulting services, valued at $0.0335
  per share (unaudited)                           5,000,000       5,000           162,500                 -                 -

May 17, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.0304 per share (unaudited)                2,467,102       2,467            72,533                 -                 -

May 21, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.028 per share (unaudited)                 3,178,568       3,179            85,821                 -                 -

June 4, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.0096 per share (unaudited)                2,979,165       2,979            25,621                 -                 -

June 4, 2001, common stock issued for
  conversion of debt, non-related,
  valued at $0.014 per share (unaudited)            749,999         750             9,750                 -                 -

June 4, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.014 per share (unaudited)                 8,214,278       8,214           106,786                 -                 -
                                                -----------   ---------      ------------   ---------------    --------------
Balance Forward                                 115,731,389    $115,732       $16,453,440      $(1,634,100)     $(14,224,689)
                                                -----------   ---------      ------------   ---------------    --------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                           Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                     Common Stock
                                                ------------------------
                                                                              Additional
                                                                               Paid-In       Subscriptions      Accumulated
                                                  Shares         Amount        Capital         Receivable         Deficit
                                                -----------   ----------     ------------   ---------------    --------------
Balance Forward                                 115,731,389    $115,732       $16,453,440      $(1,634,100)     $(14,224,689)

June 4, 2001, common stock issued for
  conversion of interest on debt,
  non-related, valued at $0.0304 per
  share (unaudited)                                  34,589          35             1,017                 -                 -

June 4, 2001, common stock issued for
  conversion of interest on debt,
  non-related, valued at $0.028 per share
  (unaudited)                                       119,336         119             3,222                 -                 -

June 4, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.0096 per share (unaudited)               11,020,828      11,021            94,779                 -                 -

June 12, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.0096 per share (unaudited)               18,892,212      18,892           162,473                 -                 -

June 12, 2001, common stock issued for
  conversion of interest on debt,
  non-related, valued at $0.014 per share
  (unaudited)                                       200,955         201             2,612                 -                 -

June 12, 2001, common stock issued for
  conversion of interest on debt,
  non-related, valued at $0.0096 per
  share (unaudited)                                 179,330         179             1,542                 -                 -

June 19, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.0088 per share (unaudited)                1,136,363       1,136             8,864                 -                 -

June 19, 2001, common stock issued for
  conversion of debt, non-related, valued
  at $0.0088 per share (unaudited)                   18,307          18               143                 -                 -

June 20, 2001, common stock issued for
  conversion of debt, non-related, value
  at $0.0335 per share
 (unaudited)                                    (4,400,000)     (4,400)         (143,000)                 -                 -

Receipt of stock subscription receivable
  (unaudited)                                             -           -                 -           199,200                 -
                                                -----------   ----------     ------------   ---------------    --------------
Balance Forward                                 142,933,309    $142,933       $16,585,092      $(1,434,900)     $(14,224,689)
                                                -----------   ----------     ------------   ---------------    --------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                           Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                     Common Stock
                                                ------------------------
                                                                              Additional
                                                                               Paid-In       Subscriptions      Accumulated
                                                  Shares         Amount        Capital         Receivable         Deficit
                                                -----------   ----------     ------------   ---------------    --------------

Balance Forward                                 142,933,309         $142,933       $16,585,092      $(1,434,900)    $(14,224,689)

Discount on debenture issued at
  less than market value
  (unaudited)                                             -                -           188,260                 -                -

July 16, 2001, common stock issued
  for consulting services, valued
  at $0.01 per share (unaudited)                  5,000,000            5,000            45,000                 -                -

Write-off of uncollectible stock
  subscriptions (unaudited)                               -                -                 -           717,450                -

Net loss for the nine months ended
  September 30, 2001 (unaudited)                          -                -                 -                 -      (5,390,046)

Balance, September 30, 2001
  (unaudited)                                   147,933,309         $147,933       $16,818,352        $(717,450)    $(19,614,735)







                  The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)


                                                                                               For the Nine Months Ended
                                                                                                      September 30,
                                                                                             ------------------------------
                                                                                                      2001             2000
                                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                               $ (5,390,045)    $ (4,142,300)
        Adjustments to reconcile net (loss) to net cash used in operating activities:
           Depreciation and amortization                                                         2,298,930          205,417
           Common stock issued for services                                                         77,600          611,935
           Conversion of debt below market value                                                   234,631                -
           Change in allowance for bad debt                                                        236,564                -
           Loss on impairment of fixed assets                                                      771,407                -
        Changes in operating assets and liabilities:
           Increase (decrease) in due from factor                                                  700,492                -
           (Increase) decrease in accounts receivable                                            (768,281)      (1,429,873)
           (Increase) decrease in prepaid insurance                                                106,271        (103,826)
           (Increase) decrease in deposits                                                        (15,001)          (5,000)
           (Increase) decrease in inventory                                                      1,479,688          888,045
           (Increase) decrease in other assets                                                    (23,634)          (9,520)
           Increase (decrease) in accounts payable                                               (984,336)          368,124
           Increase (decrease) in other current liabilities                                      (770,700)          621,214
                                                                                             -------------    -------------
               Net Cash Used in Operating Activities                                           (2,046,414)      (2,886,958)
                                                                                             -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                           (14,854)        (796,173)
                                                                                             -------------    -------------
        Net Cash Used in Investing Activities                                                     (14,854)        (796,173)
                                                                                             -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash overdraft                                                                                (87,534)           28,355
    Debt offering costs                                                                             68,695                -
    Payments on notes payable                                                                    (100,000)      (1,499,521)
    Proceeds from related party notes payable                                                      364,981        1,784,404
    Payments on related party notes payable                                                      (433,896)                -
    Proceeds from convertible debentures                                                           874,000                -
    Issuance of common stock for cash                                                              721,200        1,013,718
    Proceeds from subscribed stock                                                                 228,300        1,782,250
    Write-off of stock subscription receivable                                                     717,450                -
    Payments on capital leases                                                                    (30,549)                -
    Increase in related party receivable                                                         (393,376)                -
    Increase in allowance for bad debts - related party                                            196,688                -
                                                                                             -------------    -------------
        Net Cash Provided by Financing Activities                                                2,125,959        4,080,851
                                                                                             -------------    -------------
NET INCREASE (DECREASE) IN CASH                                                                     64,691        (237,407)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    25,452          237,407
                                                                                             -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      90,143    $           -
                                                                                             -------------    -------------


                  The accompanying notes are an integral part of these consolidated financial statements.

                                               AVID SPORTSWEAR & GOLF CORP.
                                     Consolidated Statements of Cash Flows (Continued)
                                                        (Unaudited)

                                                                                               For the Nine Months Ended
                                                                                                      September 30,
                                                                                             ------------------------------
                                                                                                      2001             2000
                                                                                             -------------    -------------
CASH PAID FOR:
    Interest                                                                                 $      18,546     $     63,415
    Income tax                                                                               $                 $          -

SCHEDULE OF NON-CASH INVESTING AND  FINANCING ACTIVITIES
    Issuance of common stock for debt and interest                                           $   1,818,768     $  1,222,696
    Issuance of common stock for subscription                                                $     721,200     $          -
    Conversion of debt below market value                                                    $     234,631     $          -
    Issuance of common stock for services                                                    $      77,600     $    553,250

















                  The accompanying notes are an integral part of these consolidated financial statements.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for the period ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated significant losses from operations for the nine months ended September 30, 2001 and 2000 and has current liabilities in excess of current assets at September 30, 2001.

Management believes that the Company's current cash position of $0.1 million combined with positive cash flow from scaled down operations of $0.5 million over the next twelve months will provide some of the funds necessary to pursue new opportunities. Management also recognizes that obtaining favorable forbearance agreements with its vendors and creditors will be essential for the Company to execute a new business strategy. Management believes that it will be able to raise additional working capital to fund its new business strategy.
There are no assurances that the Company will be able to fund its working capital needs as outlined.

NOTE 3 - MATERIAL EVENTS

On May 9, 2001, Levi Strauss & Co. terminated the "Dockers Golf" Trademark License Agreement that gave the Company's wholly-owned subsidiary the exclusive non-assignable right to use the trademark in connection with the manufacturing, advertising, distribution and sale of products to approved retailers. Because of the termination of the trademark license, the goodwill associated with the purchase of the wholly-owned subsidiary is considered impaired. An impairment loss was recorded in the amount of $1,962,205 for the quarter ended June 30, 2001.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


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

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 3 - MATERIAL EVENTS (CONTINUED)

On July 26, 2001, the Company and its wholly-owned subsidiary were named in litigation with Barnum Mow, former Chief Executive Officer of the wholly-owned subsidiary. Mr. Mow filed a complaint against the Company and its wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing, and violation of Labor Code Sections. 227.3. Mr. Mow seeks damages in the amount of 444,307.00, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

On August 1, 2001, the Company and its wholly-owned subsidiary were named in litigation with Stephen A. Korn, former CFO of the wholly-owned subsidiary. Mr. Korn filed a complaint against the Company and its wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violation of Labor Code Sections 201 & 227.3. Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code Sec. 203, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

On September 26, 2001, the Company and its wholly-owned subsidiary were named in litigation with David Roderick, former Executive Vice President of Merchandising and Design of the wholly-owned subsidiary. Mr. Roderick filed a complaint against the Company and its wholly-owned subsidiary alleging fraud, negligent misrepresentation, unjust enrichment, and breach of written contract. Mr. Roderick seeks damages in an amount proven at trial, punitive damages in an amount proven at trial, costs of suit incurred, and attorney's fees. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

NOTE 4 -          CONTINGENT LIABILITIES

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

         ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
                  ----------------------------------------------------------

INTRODUCTORY STATEMENTS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) OUR COMPANY'S GROWTH STRATEGIES, (C) OUR COMPANY'S FUTURE FINANCING PLANS AND (D) OUR COMPANY'S
ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S PRODUCTS, UNEXPECTED CHANGES IN FASHION TRENDS, PRIOR SEASON INVENTORIES, COMPETITION, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF RAW MATERIALS, THE SEASONAL NATURE OF OUR COMPANY'S BUSINESS, THE EXTREMELY COMPETITIVE NATURE OF THE GOLF APPAREL AND SPORTSWEAR INDUSTRIES AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.


OVERVIEW

         Currently, our company has no on-going operations. We are active in seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. Previously, through our wholly-owned subsidiary, we designed, manufactured and marketed distinctive premium and moderately-priced sportswear. We sold our products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. Until May, 2001, our sportswear was marketed under three distinct labels: Avid Sportswear, British Open collection and Dockers Golf. On January 19, 2001, we received a letter from IMG that our company was in default of the license with The Championship Committee Merchandising Limited for failure to pay timely our royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000. On April 30, 2001, IMG subsequently terminated this license. On May 9, 2001, the Dockers Golf label was terminated by the licensor. From our incorporation on September 19, 1997 until March 1, 1999, we had no operations. On March 1, 1999, we acquired Avid Sportswear, Inc., which has been in the business of designing, manufacturing and marketing golf apparel since
October 6, 1988. For accounting purposes, the acquisition was treated as a purchase of Avid Sportswear, Inc. All of our business operations are conducted through Avid Sportswear, Inc.

         On May 9, 2001, we received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers Trademark License Agreement between our company's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss &Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end-of-season sales being greater than 25% of the company's total product sales during the Year 2000. Due to the loss of this license, our operating results for the quarter ended September 30, 2001 will not be indicative of future results. We believe that the loss of this license will have a material adverse effect on our results of operations in future periods. The loss of this license will result in lower sales and a higher net loss in future periods.

         On May 17, 2001, Barnum Mow, the President of Avid Sportswear, Inc. resigned. In addition, on May 14, 2001, Stephen A. Korn, the Chief Financial Officer of Avid Sportswear, Inc., was terminated by the Company and, on May 29, 2001, the Executive Vice-President of Merchandising and Design of Avid Sportswear, Inc. resigned.

         On July 26, 2001, our company and our wholly-owned subsidiary were named in litigation with Mr. Mow. Mr. Mow filed a complaint against our company and our wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing and violation of Labor Code Sec. 227.3. Mr. Mow seeks damages in the amount of $444,307.00, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

         On August 1, 2001, our company and our wholly-owned subsidiary were named in litigation with Mr. Korn. Mr. Korn filed a complaint against our company and our wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violations of Labor Code Sections. 201 and 227.3. Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code Sec. 203, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

         On September 26, 2001, our company and our wholly-owned subsidiary were named in litigation with David Roderick, former Executive Vice President of Merchandising and Design of our wholly-owned subsidiary. Mr. Roderick filed a complaint against our company and our wholly-owned subsidiary alleging fraud, negligent misrepresentation, unjust enrichment, and breach of written contract. Mr. Roderick seeks damages in an amount proven at trial, punitive damages in an amount proven at trial, costs of suit incurred, and attorney's fees. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

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

         On August 16, 2001, Jerry L. Busiere resigned as a director of our company. In addition, on September 24, 2001, Earl T. Ingarfield resigned as Chairman of the Board of Directors of our company.

PLAN OF OPERATIONS

         Currently, our company has no on-going operations. We are active in seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses.

         ADDITIONAL FUND RAISING ACTIVITIES. As of September 30, 2001, we had $90,143 cash-on-hand. We currently have little or no cash-on-hand. We have historically funded our operations through a combination of internally generated cash, funds loaned to our company by certain of our officers and directors and through the sale of securities. We will need to raise additional funds to execute a new business strategy. Our current liabilities exceeded our current assets as of September 30, 2001.

         Our company's new management believes that approximately 19,225,000 shares of common stock were issued without approval of the board of directors and without appropriate restrictive legends. The company has retained a consultant experienced in these matters to perform an independent review of these transactions, as well as all related party transactions.

         SUMMARY OF ANTICIPATED PRODUCT DEVELOPMENT. We spent approximately $280,000 and $417,000 on product development in 1999 and 2000, respectively, and expect to spend approximately $50,000 on product development in. Our company is re-evaluating our product development efforts in light of the termination of the Dockers Golf label and the British Open Collection label.

         SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2000, we purchased computer hardware and software, telephone and embroidery equipment at a cost of approximately $734,000. In 2001, we do not anticipate purchasing additional equipment.

         CHANGES IN NUMBER OF EMPLOYEES. We currently have six (6) employees. As shown in the following chart, we do not anticipate hiring additional personnel during 2001. We believe that these personnel will be adequate to accomplish the tasks set forth in the plan.

                                                                CURRENT
            DEPARTMENT                                         EMPLOYEES
            ----------                                         ---------

            Warehousing and Delivery                              1
            Administrative and Other
                Support Positions                                 5
                                                               -------
            Total Employees                                       6
                                                               =======


MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in our company's Consolidated Statement of Operations for the three and six months ended June 31, 2001 and 2000:

                                     THREE MONTHS           THREE MONTHS           NINE MONTHS           NINE MONTHS
                                         ENDED                 ENDED                  ENDED                 ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,         SEPTEMBER 30,
                                         2001                   2000                  2001                  2000
                                     -------------         -------------          -------------         -------------

Sales, net                              100.0%                 100.0%                100.0%                100.0%

Cost of goods sold                      (82.1%)               (73.8%)                (72.3%)               (85.0%)

Gross margin                             17.9%                 26.2%                  27.7%                 15.0%

Operating expenses                     (140.6%)               (107.6%)               (49.5%)              (111.0%)

(Loss) from operations                 (122.6%)               (81.4%)                (21.8%)               (96.0%)

Interest expense                        (4.6%)                 (0.9%)                (2.5%)                (5.4%)

Net loss                               (167.5%)               (36.3%)                (27.5%)              (100.8%)


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         Our results of operations for the three-month periods ended September 30, 2001 and 2000, respectively, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. As a result of the termination of the Dockers Golf license, these results are not indicative of future results.

         SALES, NET. Sales, net decreased $0.6 million, or 27.5%, from $2.2 million to $1.6 million in the three months ended September 30, 2001 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales subsequent to the termination of the Dockers Golf license on May 9, 2001.

         COST OF GOODS SOLD. Cost of goods sold decreased $0.3 million, or 19.4%, from $1.7 million to $1.3 million in the three months ended September 30, 2001 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net, increased from 73.8% in the three months ended September 30, 2000 to 82.1% in the three months ended September 30, 2001. This increase was primarily attributable to discounts on prices given in close-out sales after the termination of the Dockers Golf License.

         GROSS PROFIT. Gross profit decreased $0.3 million, or 50.4%, from $0.6 to $0.3 million in the three months ended September 30, 2001, compared to the same period in the prior year. Gross profit as a percentage of sales, net decreased from 26.2% to 17.9% in the three months ended September 30, 2000 and 2001, respectively. This decrease was primarily attributable to the decrease in sales, net in the current period compared to the same period in the prior year.

         SELLING EXPENSES. Selling expenses decreased $1.1 million, or 95.5%, form $1.2 million to $52,929 in the three months ended September 30, 2001 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license on May 9, 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.0 million, or 86.5%, from $1.1 million to $2.1 million in the three months ended September 30, 2001 compared to the same period in the prior year. This increase was primarily attributable to the increased expense associated with the addition of management personnel at the wholly-owned subsidiary.

         INTEREST EXPENSE. Interest expense increased $54,245 or 256.9%, in the three-month period ended September 30, 2001, compared to the same period in the prior year.

         NET LOSS. Net loss increased $1.9 million, or 234.2%, from $0.8 million to $2.7 million in the three months ended September 30, 2001 compared to the same period in the prior year. This increase was primarily attributable to a reduction in sales subsequent to the termination of the Dockers Golf label on May 9, 2001 and the increase in general and administrative expenses. We anticipate that our net loss will increase as a result of the termination of the Dockers Golf license.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         Our results of operations for the nine-month periods ended September 30, 2001 and 2000, included nine months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. As a result of the termination of the Dockers Golf license, these results are not indicative of future results.

         SALES, NET. Sales, net increased $13.7 million, or 231.8%, from $5.9 million to $19.6 million in the nine months ended September 30, 2001, compared to the same period in the prior year. This increase is primarily attributable to increased sales efforts in connection with the Dockers golf product line prior to termination on May 9, 2001.

         COST OF GOODS SOLD. Cost of goods sold increased $9.1 million, or 182.2%, from $5.0 million to $14.2 million in the nine months ended September 30, 2001 compared to the same period in the prior year. Cost of goods sold as a percentage of sales net, decreased from 85.0% in the nine months ended September 30, 2001 to 72.3% in the nine months ended September 30, 2001. This decrease was primarily attributable to the reduced need to give concessions to customers caused by late shipping and the decreased liquidation of inventory from prior seasons.

         GROSS PROFIT. Gross profit increased $4.5 million, or 513.2%, from $0.9 million to $5.4 million in the nine months ended September 30, 2001 compared to the same period in the prior year. Gross profit as a percentage of sales, net increased from 15.0% to 27.7% in the nine months ended September 30, 2001. This increase was primarily attributable to the increase in sales, net in the current period and the decrease of the cost of goods sold as a percentage of sales, net in the current period compared to the same period in the prior year.

         SELLING EXPENSES. Selling expenses decreased $1.2 million, or 46.7%, from $2.5 million to $1.3 million in the nine months ended September 30, 2001 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.9 million, or 50.3%, from $3.8 million to $5.7 million in the nine months ended September 30, 2001 compared to the same period in the prior year. This increase was partially attributable to the operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

         INTEREST EXPENSE. Interest expense increased $0.2 million, or 52.5%, in the nine-month period ended September 30, 2001, compared to the same period in the prior year. This increase consisted primarily of $0.2 million of interest expense to reflect a discount given in connection with the conversion of debt to equity. In total, during the nine-month period ended September 30, 2001, $1.2 million of debt was converted into 59.3 million shares of common stock at an average price of $0.01 per share. The company has retained a consultant experienced in these matters to perform an independent review of these transactions, as well as all related party transactions.

         NET LOSS. Net loss decreased $0.6 million, or 9.5%, from $6.0 million to $5.4 million in the nine months ended September 30, 2001 compared to the same period in the prior year. This decrease was primarily attributable to the increase in sales, net, prior to the termination of the Dockers Golf label on May 9, 2001, and the decrease in cost of goods sold as a percentage of sales, net in the nine-month period ended September 30, 2001.

         LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2001, we had $90,143 cash-on-hand and our current liabilities exceeded our current assets. We currently have little or no cash-on-hand. A discussion of how we generated and used cash in the three-month period follows:

         OPERATING ACTIVITIES. Our operating activities used $2.8 million in cash during the nine-month period ended September 30, 2001, consisting mainly of a net loss of $5.4 million and an increase in accounts receivable of $0.8 million. These items were partially offset by depreciation and amortization expenses of $2.3 million, a decrease in accounts payable of $1.0 million, a decrease in inventory of $1.5 million and an increase in due to factor of $0.7 million.

         INVESTING ACTIVITIES. Our investing activities used $0.8 million in cash during the nine-month period ended September 30, 2001, consisting mainly of the cost of new financing.

         FINANCING ACTIVITIES. Financing activities provided net cash of $2.1 million, generated mainly by the issuance of convertible debentures for cash of $0.9 million, issuance of common stock for cash of $0.7 million, proceeds from subscribed stock of $0.2 million, proceeds from related party notes payable of $0.4 million, partially offset by payments of notes payable of $0.1 million and payments on related party notes payable of $0.4 million.

         Due to our significant quarterly losses and the loss of the Dockers Golf and British Open Collection product lines, we will need to rely on external financing to fund our operations for the foreseeable future. Expenses increased in the nine months ended September 30, 2001 due to, among other things, the increase in general and administrative expenses.

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

         As of August 18, 2000, the outstanding balance of the company's loan with First State Bank, including all collateral security and guarantees associated therewith, were assigned to Earl T. Ingarfield, Michael LaValliere and Lido Capital Corporation in consideration of payment in full of all outstanding indebtedness to First State Bank.

         In November 2000, our company raised $300,000 in gross proceeds and $255,000 in net proceeds from the sale of convertible debentures. See "Item 2. Changes in Securities and Use of Proceeds."

         On November 28, 2000, we entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of our debentures. The debentures are convertible into shares of our common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our company's common stock is traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our company can request under any individual sale is subject to the average trading volume of our common stock for the preceding 40-day trading period. The maximum term of the Line of Credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell common stock or common stock equivalents, sell assets, merge, or enter into certain other transactions.
Through September 17, 2001, our company has raised $1.2 from the sale of debentures pursuant to the Line of Credit and 59.3 million shares of our company's common stock have been issued upon conversion of the debentures.

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

CONTINGENT LIABILITIES

         The company's new management believes that the company issued shares of common stock without legends restricting the resale of such shares. The company's new management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the 1933 Act. Accordingly, additional shares may have been resold in violation of
Section 5 of the 1933 Act. The company may be liable for rescission and other damages with respect to these sales.

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

THE PRESIDENT OF OUR WHOLLY-OWNED SUBSIDIARY, AVID SPORTSWEAR, INC., RESIGNED ON MAY 17, 2001

         On May 17, 2001, Barnum Mow resigned as President of our wholly-owned subsidiary, Avid Sportswear, Inc. On April 24, 2001, Mr. Mow resigned as a director of our company and as a director of Avid Sportswear, Inc. The operations of our company largely depended on the efforts and abilities of Mr. Mow. Our failure to attract and retain a replacement for Mr. Mow could have a material adverse effect on our results of operations in future periods. Our company is evaluating circumstances surrounding Mr. Mow's separation from our company and Avid Sportswear, Inc. On July 26, 2001, Mr. Mow filed a complaint against our company and our wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing, and violation of California Labor Code Sec. 227.3. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of key executives and consultants, including Frank Jakovac, our President and Chief Executive Officer and a Director, James Handlon, our Chief Operational Officer and a Director, and Michelle Mathis, our Director of Corporate and Legal Affairs and a Director. The loss of the services of any of these people could materially harm our business because of the cost and time necessary to replace and train such personnel. Such a loss would also divert management attention away from operational issues. We have entered into three-year employment agreements with Mr. Ingarfield, Mr. Jakovac, Mr. Handlon and Ms. Mathis. We do not maintain key-man life insurance policies on any of these people. On May 17, 2001, Barnum Mow, the President of Avid Sportswear, inc., resigned. On August 16, 2001, Jerry Busiere resigned as Secretary, Treasurer and a Director of our company. On September 24, 2001, Earl T. Ingarfield, resigned as Chief Executive Officer, Chairman and a Director of our company.

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

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. In the three months ended September 30, 2001, we sustained a loss of $2.8 million. In the years ended December 31, 2000 and December 31, 1999, we sustained losses of $8.7 million and $5.0 million, respectively. Future losses are likely to occur. For the years ended December 31, 2000 and 1999, our independent auditors have noted that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. As of September 30, 2001, our current liabilities exceeded our current assets. Our ability to obtain additional funding will determine our ability to continue as a going concern. We currently have little or no cash-on-hand. Accordingly, we will experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

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

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITOR

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2000 and 1999 financial statements, as well as our financial statements as of September 30, 2001, which states that our company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE BEEN AND CONTINUE TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

         We had a working capital deficit of $3.0 million and $1.3 million at December 31, 2000 and 1999, respectively. At September 30, 2001, we had a working capital deficit of $2.8 million. We had an accumulated deficit of $14.2 million and $5,563,135 at December 31, 2000 and 1999, respectively. At September 30, 2001, we had an accumulated deficit of $19.6 million.


WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME

         Because we have been in business for a short period of time, there is limited information upon which investors can evaluate our business. We were formed on September 19, 1997 but did not begin significant operations until the purchase of our wholly-owned subsidiary on March 1, 1999. You should consider the likelihood of our future success to be highly speculative in view of our limited operating history, the termination of the Dockers Golf license, as well as the complications frequently encountered by other companies in the early stages of development, particularly companies in the highly competitive sports apparel industry.

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

PART II


OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.
                  -----------------

         On July 26, 2001, our company and our wholly-owned subsidiary were named in litigation with Mr. Mow. Mr. Mow filed a complaint against our company and our wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing and violation of Labor Code Sec. 227.3. Mr. Mow seeks damages in the amount of $444,307.00, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

         On August 1, 2001, our company and our wholly-owned subsidiary were named in litigation with Stephen A. Korn, former Chief Financial Officer of our wholly-owned subsidiary. Mr. Korn filed a complaint against our company and our wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violation of Labor Code Sections 201 & 227.3. Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code Sec. 203, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

         On September 26, 2001, our company and our wholly-owned subsidiary were named in litigation with David Roderick, former Executive Vice President of Merchandising and Design of our wholly-owned subsidiary. Mr. Roderick filed a complaint against our company and our wholly-owned subsidiary alleging fraud, negligent misrepresentation, unjust enrichment, and breach of written contract. Mr. Roderick seeks damages in an amount proven at trial, punitive damages in an amount proven at trial, costs of suit incurred, and attorney's fees. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.


         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  -----------------------------------------

         (a), (b) and (d)  None.

         (c)      SALES OF UNREGISTERED SECURITIES.

         On November 28, 2000, we entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of our debentures. The debentures are convertible into shares of our common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our company's common stock is traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold is at our discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that our company can request under any individual sale is subject to the average trading volume of our common stock for the preceding 40-day trading period. The maximum term of the Line of Credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by us, including limitations on our ability to sell common stock or common stock equivalents, sell assets, merge, or enter into certain other transactions. Through September 17, 2001, our company has raised $1.2 million from the sale of debentures pursuant to the Line of Credit and 59.3 million shares of our company's common stock have been issued upon conversion of the debentures issued in connection with the Line of Credit. There are currently no shares available for conversion under the Line of Credit.

         In January 2001, we issued 2,536,509 shares of common stock to unrelated parties upon the conversion of $132,443 of indebtedness. In addition, we issued 11,500,000 shares of common stock to Lido Capital Corporation, an entity wholly-owned by Earl Ingarfield, the former Chairman of our company, upon the conversion of $977,500 of indebtedness. Our company has retained a consultant to review this transaction and all other related party transactions.

         In February 2001, we issued 3,622,169 shares of common stock to unrelated parties upon the conversion of $377,736 of indebtedness. In addition, we issued 425,939 shares of common stock to unrelated parties upon the conversion of $39,335 of interest on indebtedness.

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

         In May 2001, we issued 8,079,877 shares of common stock to unrelated parties upon the conversion of $238,000 of indebtedness. In addition, we issued 5,000,000 shares of common stock to Chicago Investment Group in exchange for consulting services. Subsequently, on June 18, 2001, 4,400,000 of these shares of common stock were cancelled. In addition, we sold 11,500,000 shares of common stock for cash ranging from $0.0312 to $0.37 per share. Total consideration paid for these shares was $382,200. Our company has retained a consultant to review this transaction and all related party transactions.

         In June 2001, we issued 19,718,940 shares of common stock to unrelated parties upon the conversion of $198,226 of indebtedness. In addition, we issued 534,210 shares of common stock to unrelated parties upon the conversion of $8,928 of interest on indebtedness.

         In July 2001, we issued 5,000,000 shares of common stock to an unrelated party in exchange for consulting services. Our company has retained a consultant to review this transaction and all other related party transactions.

         With respect to the sale of unregistered securities referenced above, and except for the 19,225,000 shares of common stock that the company's new management believes were issued without approval of the board of directors and without appropriate restrictive legends, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 ACT"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our company so as to make an informed investment decision. More specifically, GMF Holdings, Inc. signed a written subscription agreement with respect to its financial status and investment sophistication in which it represented and warranted, among other things, that it had:

         o the ability to bear the economic risks of an investment in the shares of common stock of our company;

         o a certain net worth sufficient to meet the suitability standards of our company; and

         o been provided with all material information requested by the purchaser or its representatives, and been provided an opportunity to ask questions of and receive answers from our company concerning our company and the terms of the offering.

CONTINGENT LIABILITIES

         The company's new management believes that the company issued shares of common stock without legends restricting the resale of such shares. The company's new management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the 1933 Act. Accordingly, additional shares may have been resold in violation of
Section 5 of the 1933 Act. The company may be liable for rescission and other damages with respect to these sales.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                  -------------------------------

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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ---------------------------------------------------

         None.


         ITEM 5.  OTHER INFORMATION.
                  -----------------

         Not applicable.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
                  --------------------------------


         (A)      EXHIBITS.
                  --------


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
              Sportswear, Inc.



  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------

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

   10.20      Form of Factoring Agreement - Inventory          Incorporated by reference to Exhibit 10.20 to the
              Supplement  (with  advances)  between our        Registrant's Form 10-QSB filed on November 17, 2001
              company and GE Capital Commercial Services, Inc.




  EXHIBIT
    NO.       DESCRIPTION                                      LOCATION
    ---       -----------                                      --------

   10.21      Form of Letter of Agreement between our          Incorporated by reference to  Exhibit  10.21  to the
              company  and  GE  Capital  Commercial            Registrant's Form 10-QSB filed on November 17, 2001
              Services, Inc.

   10.22      Form of Convertible Debenture                    Incorporated by reference to Exhibit 10.22 to the
                                                               Registrant's Form 10-QSB filed on November 17, 2001

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

   10.31      Amendment to Employment Agreement effective      Incorporated by reference to Exhibit 10.31 to the
              January 31,  20001  between our company and      Registrant's  Form 10-QSB  filed on November 17, 2001
              Barnum Mow

   10.32      Forbearance Agreement as of February 16, 2001    Incorporated  by reference  to Exhibit  10.32 to the
              between our company and GE Capital Commercial    Registrant's Form 10-QSB filed on November 17, 2001
              Services, Inc.

   10.33      Employment Agreement dated as of June 25, 2001   Incorporated  by reference to Exhibit 10.33 to the
              between  Frank  Jakovac and our company          Registrant's Form 10-QSB filed on September 21, 2001

   10.34      Employment Agreement dated as of June 25, 2001   Incorporated  by reference to Exhibit  10.34 to the
              between  James  Handlon and our company          Registrant's Form 10-QSB filed on September 21, 2001

   10.35      Employment Agreement dated as of June 25, 2001   Incorporated  by reference to Exhibit 10.35 to the
              between  Michelle Mathis and our company         Registrant's Form 10-QSB filed on September 21, 2001



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

   21.01      Subsidiaries of our company                      Incorporated by reference to Exhibit 21.01 to the
                                                               Registration Statement

   23.01      Consent of Independent Accountants               Not Applicable

   24.01      Power of Attorney                                Not Applicable

   27.01      Financial Data Schedule                          Not Applicable



         (B)      REPORTS ON FORM 8-K.
                  -------------------

         Our company filed a Form 8-K on September 21, 2001 with respect to the resignation of Jerry L. Busiere as a Director of our company.

         Our company filed a Form 8-K on October 9, 2001 with respect to the resignation of Earl T. Ingarfield as a Director of our company.

                                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 14, 2001             AVID SPORTSWEAR & GOLF CORP.

                                       By: /s/ Frank Jakovac
                                          --------------------------------------
                                           Frank Jakovac
                                           President and Chief Executive Officer