Form 10KSB
period 2001-12-31
AVID SPORTSWEAR & GOLF CORP
filed 2002-04-16
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 (MARK ONE)

              |X| Annual Report Pursuant to Section 13 or 15(d) of
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

               |_| Transition report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          AVID SPORTSWEAR & GOLF CORP.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

Nevada                                                 88-0374969
------                                                 ----------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
or Organization)                                       Identification No.)

834 Ridge Avenue, Pittsburgh, Pennsylvania             15212
------------------------------------------             -----
(Address of Principal Executive Offices)               (Zip Code)

                                 (412) 321-6001
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

                                  COMMON STOCK
        -----------------------------------------------------------------

                                (Title of class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. |_|

      The Company generated revenues of $21,009,689 during its most recent fiscal year.

      The aggregate market value of the Company's voting stock held by non-affiliates as of April 1, 2002 was approximately $298,499 based on the average closing bid and asked prices of such stock on that date as quoted on the Over-the-Counter Bulletin Board. There were 147,933,309 shares of Common Stock outstanding as of April 1, 2002. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

      Documents Incorporated by Reference: See Item 13

      This Form 10-KSB  consists of 66 pages.  The Exhibit  Index begins on page
62.

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

      This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our company's growth strategies, (c) our company's future financing plans and
(d) our company's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------

OVERVIEW

      Currently, Avid has no on-going operations. Avid has been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 12, 2002, Avid filed with the Securities and Exchange Commission a Form S-4 Proxy Statement and Registration Statement in conjunction with United Companies Corporation, a Nevada corporation, describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United Companies. If the merger is completed, Merger Co. will be the surviving entity and will assume all of Avid's assets and liabilities. At the time of the proposed merger, outstanding shares of Avid common stock will be converted automatically into shares of United Companies common stock on a fifty (50) for one (1) basis. In management's opinion, the excess of Avid's liabilities over its assets and the lack of available funding make any other such acquisition or merger, other than the merger with Merger Co., unlikely.

      Previously, through Avid's wholly-owned subsidiary, it designed, manufactured and marketed distinctive premium and moderately-priced sportswear. Avid sold its products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. Until 2001, Avid's sportswear was marketed under three distinct labels: Avid Sportswear, British Open Collection and Dockers Golf. From its incorporation on September 19, 1997 until March 1, 1999, Avid had no operations. On March 1, 1999, Avid acquired Avid Sportswear, Inc., which had been in the business of designing, manufacturing and marketing golf apparel since October 6, 1988. For accounting purposes, the acquisition was treated as a purchase of Avid Sportswear, Inc. All of Avid's business operations had been conducted through Avid Sportswear, Inc.

      On January 19, 2001, Avid received a letter from IMG that the Company was in default of the license with The Championship Committee Merchandising Limited for failure to pay timely its royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000. On April 30, 2001, IMG subsequently terminated this license.

      On May 9, 2001, Avid received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers Trademark License Agreement between Avid's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end-of-season sales being greater than 25% of Avid's total product sales during the Year 2000. Due to the loss of this license, Avid's operating results for the year ended December 31, 2001 will not be indicative of future results. Avid believes that the loss of this license will have a material adverse effect on its results of operations in future periods. As a result of the loss of this license, Avid has no ongoing operations. This termination is currently the subject of mediation hearings.

      On May 17,  2001,  Barnum Mow,  the  President  of Avid  Sportswear,  Inc.
resigned. In addition, on May 14, 2001, Stephen A. Korn, the Chief Financial Officer of Avid Sportswear, Inc., was terminated by the Company and, on May 29, 2001, David, Roderick, the Executive Vice-President of Merchandising and Design of Avid Sportswear, Inc. resigned.

      On May 22, 2001, Avid received a letter from GE Capital Commercial Services, Inc. that, effective May 22, 2001, it was terminating its obligation to make any further advances to Avid pursuant to the Factoring Agreement between Avid and GE Capital. In addition, GE Capital declared all of the advances and other obligations owing by Avid to GE Capital to be immediately due and payable. Subsequently, on July 20, 2001, Avid's wholly-owned subsidiary received notice from GE Capital that the obligations under the Factoring Agreement had been paid in full. Also, on July 20, 2001, Avid's wholly-owned subsidiary received notice from the factor that the Company's then-current chairman had no further obligations as the guarantor of the Factoring Agreement.

      In June 2001, Earl Ingarfield resigned as President and Chief Executive Officer of Avid. Mr. Ingarfield was employed as President and Chief Executive Officer of Avid pursuant to a three year employment agreement dated February 29, 2000. Mr. Ingarfield had an annual base salary of $325,000, plus annual cost of living adjustments and other increases to be determined by the Board of Directors. Except in the event of a change of control or other special circumstance, Mr. Ingarfield's salary (less employment taxes) was to be paid quarterly in Avid's stock on the last day of each calendar quarter. In addition, Mr. Ingarfield was to be entitled to annual incentive bonus compensation in an amount to be determined by the Board of Directors. Mr. Ingarfield had demand and piggy-back registration rights with respect to his stock in Avid. Avid's management believes that Avid does not have a continuing obligation to register any of Mr. Ingarfield's stock.

      On June 25, 2001, Avid hired Frank Jakovac as its new President and Chief Executive Officer. Also, on July 24, 2001, Avid hired James Handlon as its new Chief Operating Officer and Michelle Mathis as its new Director of Corporate and Legal Affairs. Messrs. Jakovac and Handlon and Ms. Mathis were also elected as members of Avid's Board of Directors.

      On July 26, 2001, Avid and its wholly-owned subsidiary were named in litigation with Mr. Mow. Mr. Mow filed a complaint against Avid and its wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing and violation of Labor Code ss. 227.3. Mr. Mow seeks damages in the amount of $444,307.00, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

      On August 1, 2001, Avid and its wholly-owned subsidiary were named in litigation with Mr. Korn. Mr. Korn filed a complaint against Avid and its wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violations of Labor Code ss.ss. 201 and 227.3. Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code ss. 203, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

      On August 16, 2001, Jerry L. Busiere resigned as a director of Avid.

      On September 24, 2001, Earl T. Ingarfield resigned as Chairman of the Board of Directors of Avid.

      On September 26, 2001, Avid and its wholly-owned subsidiary were named in litigation with David Roderick. Mr. Roderick filed a complaint against Avid and its wholly-owned subsidiary alleging fraud, negligent misrepresentation, unjust enrichment, and breach of written contract. Mr. Roderick seeks damages in an amount proven at trial, punitive damages in an amount proven at trial, costs of suit incurred, and attorney's fees. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

      As of November 30, 2001, Avid terminated its California office lease against the terms of the lease agreement and Avid remains liable for all rent payments up to the contracted termination date of March 2004. Avid has accrued for all future obligations of $275,654 as of December 31, 2001.

      On December 1, 2001, Michael LaValliere resigned as a director of Avid.

      Effective December 1, 2001, the employment agreements for Messrs. Jakovac and Handlon and Ms. Mathis were terminated by the mutual consent of Avid and each respective individual. Mr. Jakovac continues as an officer and director of Avid. Handlon and Ms. Mathis continue to remain as directors of Avid.

      In 2000, Avid's wholly-owned subsidiary, Avid Sportswear, Inc., entered into individual Endorsement Agreements, typically for a two-year term, with individual PGA Tour professionals, whereby the individual was to paid an annual fixed fee to wear Avid products at golf and golf-related events, and to be included in advertising and other promotional events, including personal appearances. The fixed fee for the first year was set forth in the Agreement, whereas the second year fixed fee was to be determined by that individual's final ranking on the official PGA Tour Money List at the end of the first year. The individuals were also to be eligible to earn a bonus for performance on individual PGA Tour events and at year-end, based upon the individual's final ranking of the official PGA Tour Money List at the end of each contract year. The fixed fee, bonus incentive, and number of days of personal appearance varied by individual. Avid terminated all of these endorsement agreements as of December 31, 2001 and has accrued for all minimum future guaranteed payments, of $403,061, as of December 31, 2001.

FINANCIAL PERFORMANCE

      Avid has historically lost money. For the year ended December 31, 2001, Avid sustained losses of $6.2 million. For the year ended December 31, 2000, Avid sustained losses of $8.7 million. The Company's independent auditors have noted that Avid does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, Avid will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms.

CERTAIN BUSINESS RISKS

      AVID IS SUBJECT TO VARIOUS RISKS WHICH MAY MATERIALLY HARM ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE AVID'S COMMON STOCK. THESE ARE NOT THE ONLY RISKS AND UNCERTAINTIES THAT THE COMPANY FACES. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCUR, AVID'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF AVID'S COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.


Our Dockers' Trademark License Has Been Terminated By Levi Strauss & Co.

      On May 9, 2001, Avid received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers' Trademark License Agreement between Avid's wholly-owned subsidiary, Avid Sportswear, Inc., and
Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end-of-season sales being greater than 25% of Avid's total product sales during Year 2000. Avid believes that the loss of the license will have a material adverse effect on our results of operations in future periods. The loss of this license will result in lower Company sales and a higher net loss in future periods. This termination is currently the subject of mediation hearings.

AVID CURRENTLY HAS NO OPERATIONS

      Effective November 30, 2001, Avid ceased all operations relating to the manufacture and sale of golf apparel and related products. As a result of the discontinuation of operations, Avid defaulted on all three of its capital leases. All of the leased assets were repossessed and then resold by the leasing companies. Avid then sold all of its remaining fixed assets. Avid has been seeking potential operating businesses and business opportunities to merge with or acquire. On February 12, 2002, Avid filed with the Securities and Exchange Commission a From S-4 Proxy Statement and Registration Statement in conjunction with United Companies Corporation, describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United Companies. The excess of Avid's liabilities over its assets and the lack of available funding make any other such acquisition or merger, other than the merger with Merger Co., unlikely. Even in the event the proposed merger is successfully consummated, no assurance can be given that Avid will be successful in reaching or maintaining profitable operations.

AVID HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      Avid has historically lost money. In the year ended December 31, 2001, Avid sustained a loss of $6.2 million. In the year ended December 31, 2000, Avid sustained losses of $8.7 million. Avid currently does not have any operations. Future losses are likely to occur. For the years ended December 31, 2001 and 2000, Avid's independent auditors have noted that Avid does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. As of December 31, 2001, Avid's current liabilities exceeded its current assets. Avid's ability to obtain additional funding will determine its ability to continue as a going concern. As of December 31, 2001, Avid had $213,434 cash-on-hand. Accordingly, Avid will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that Avid will be successful in reaching or maintaining profitable operations.

AVID WILL NEED TO RAISE ADDITIONAL CAPITAL TO EXECUTE A NEW BUSINESS STRATEGY

      Avid has relied on significant external financing to fund its operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. Avid will need to raise additional capital to execute a new business strategy. Among other things, external financing will be required to cover its operating costs. Avid cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. In management's opinion, Avid will be unsuccessful in raising additional capital without changing its capital structure.

AVID DOES NOT HAVE AUTHORIZED COMMON STOCK AVAILABLE TO RAISE CAPITAL

      Avid does not have any authorized common stock available to raise capital. The sale of Avid's common stock to raise capital may cause dilution to its existing shareholders. Avid's inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to Avid's business and may result in a lower stock price.

CONTINGENT LIABILITIES

      Avid's new management believes that the Company issued shares of common stock without legends restricting the resale of such shares. Avid's new management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the 1933 Act. Accordingly, additional shares may have been resold in violation of Section 5 of the 1933 Act. Avid may be liable for rescission and other damages with respect to these sales.

AVID COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Avid's success largely depends on the efforts and abilities of Frank Jakovac, Avid's President and Chief Executive Officer and a Director. The loss of the services of Mr. Jakovac could materially harm Avid's business because of the cost and time necessary to replace and train such personnel. Such a loss would also divert management attention away from operational issues. Avid was unable to honor its obligations Mr. Jakovac's employment agreement and, as a result, Avid and Mr. Jakovac mutually agreed to terminate his employment agreement effective December 1, 2001. Currently, Avid does not have an employment agreement with Mr. Jakovac. Avid does not maintain a key-man life insurance policy on Mr. Jakovac. Effective December 1, 2001, Avid and Mr. James Handlon and Ms. Michelle Mathis agreed to terminate their respective employment agreements with Avid, as the Company was unable to honor its obligations under these employment agreements. On May 17, 2001, Barnum Mow, the President of Avid Sportswear, Inc., resigned. On August 16, 2001, Jerry Busiere resigned as Secretary, Treasurer and a Director of Avid. On September 24, 2001, Earl T. Ingarfield resigned as Chairman and a Director of Avid. On December 1, 2001, Michael LaValliere resigned as a Director of Avid.

AVID HAS BEEN THE SUBJECT OF A GOING CONCERN  OPINION FROM OUR INDEPENDENT
AUDITOR

      Avid's independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2001 and 2000 financial statements, which states that Avid does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. In addition, Avid's independent auditors have noted that Avid reentered the development stage effective January 1, 2002. Avid's ability to obtain additional funding will determine its ability to continue as a going concern. Avid's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AVID HAS BEEN AND CONTINUES TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      Avid had a working capital deficit of $3.7 million and $3.0 million at December 31, 2001 and 2000, respectively. Avid had an accumulated deficit of $20.4 million and $14.2 million at December 31, 2001 and 2000, respectively. Avid currently does not have any operations.

AVID'S COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY

      Avid's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its common stock. In addition, Avid's management believes that factors such as changes in the overall economy or the condition of the financial markets could cause the price of its common stock to fluctuate substantially.

AVID COMMON STOCK IS A "PENNY STOCK"

      Avid common stock is a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

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

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for Avid common stock by reducing the number of potential investors. This may make it more difficult for investors in Avid common stock to resell shares to third parties or to otherwise dispose of them. This could cause Avid's stock price to decline.

AVID COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      Historically, there has been a limited public market for Avid's common stock and there can be no assurance that an active trading market for Avid's common stock will develop. As a result, this could adversely affect shareholders' ability to sell Avid's common stock in short time periods, or possibly at all. Avid's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.
         -----------------------

      Avid is currently renting office space on a month-to-month basis for approximately $2,000 per month. Management believes that the property is in good condition and is sufficient for its current operating plans.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

      On July 26, 2001, Avid and its wholly-owned subsidiary were named in litigation with Barnum Mow, former Chief Executive Officer of the wholly-owned subsidiary. Mr. Mow filed a complaint against Avid and its wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing, and violation of Labor Code ss.ss. 227.3. Mr. Mow seeks damages in the amount of 444,307.00, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

      On August 1, 2001, Avid and its wholly-owned subsidiary were named in litigation with Stephen A. Korn, former CFO of the wholly-owned subsidiary. Mr. Korn filed a complaint against Avid and its wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violation of Labor Code ss.ss. 201 & 227.3. Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code ss.203, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

      On September 26, 2001, Avid and its wholly-owned subsidiary were named in litigation with David Roderick, former Executive Vice President of Merchandising and Design of the wholly-owned subsidiary. Mr. Roderick filed a complaint against Avid and its wholly-owned subsidiary alleging fraud, negligent misrepresentation, unjust enrichment, and breach of written contract. Mr. Roderick seeks damages in an amount proven at trial, punitive damages in an amount proven at trial, costs of suit incurred, and attorney's fees. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

     Avid has been sued by Millennium Consulting Group for alleged breach of contract. Avid has not answered the complaint and is currently engaging in the settlement negotiations. At this time, Avid cannot state with reasonable probability whether the settlement negotiations will be successful, or whether it will prevail if the litigation goes forward.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------

      Avid's common stock began trading on the Over-the-Counter Bulletin Board on March 24, 1998, under the symbol "GFIO." On July 22, 1999, Avid's symbol was changed to "AVSG." On December 2, 1999, Avid's common stock was no longer eligible for quotation on the Over-the-Counter Bulletin Board because the Company's Registration Statement on Form 10-SB had not been declared effective by the Securities and Exchange Commission as of that date. On that date, Avid's common stock began trading on the "pink sheets." Avid began trading again on the Over-the-Counter Bulletin Board, May 9, 2000. The Company's high and low bid prices by quarter during 1999, 2000 and 2001 are as follows: (1)

                                   CALENDAR YEAR 2001(2)
                                HIGH BID               LOW BID
                                --------               -------

         First Quarter           $0.105                $0.0350
         Second Quarter          $0.080                $0.0090
         Third Quarter           $0.025                $0.0080
         Fourth Quarter          $0.014                $0.0019


                                   CALENDAR YEAR 2000(2)
                                HIGH BID               LOW BID
                                --------               -------

         First Quarter           $0.8100               $0.2500
         Second Quarter          $0.6250               $0.2500
         Third Quarter           $0.6875               $0.2550
         Fourth Quarter          $0.4063               $0.0938


                                   CALENDAR YEAR 1999(2)
                                HIGH BID               LOW BID
                                --------               -------

         First quarter           $2.0000               $0.7500
         Second quarter          $1.4688               $0.8750
         Third quarter           $1.1250               $0.6875
         Fourth quarter          $1.0938               $0.2500


      On April 10, 2001, Avid's high and low bid prices were $0.0023 and $0.0020, respectively.

_________________________

(1) These quotations reflect high and low bid prices form the Over-the-Counter Bulletin Board and the "pink sheets."

(2) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

HOLDERS OF COMMON STOCK

      On April 10, 2002, Avid had approximately 242 shareholders of record.

DIVIDENDS

      Avid has not paid dividends in the past on any class of stock and the Company does not anticipate paying dividends in the foreseeable future. Avid's loan agreement with First State Bank, which was assigned to Lido Capital Corporation and Mr. LaValliere, prohibits the payment of dividends.

SALES OF UNREGISTERED SECURITIES

      Some of the transactions described below have been made by Lido Capital Corporation, an entity wholly-owned by Mr. Ingarfield. Because Mr. Ingarfield has exclusive control over Lido Capital Corporation, all transactions involving either Mr. Ingarfield or Lido Capital Corporation are reflected as transactions with Mr. Ingarfield.

      On January 5, 1999, Avid issued 590,000 shares of common stock originally valued at $0.25 per share for cash of $117,500 and debt conversion of $35,000. Additional expense of $295,000 was recorded to reflect the discount from $0.75 per share which was the price that Avid was selling restricted stock to independent third parties. Of the total number of shares issued on this date, 100,000 shares were issued to Mr. Ingarfield's parents and the remainder were issued to unrelated persons.

      On January 5, 1999, Avid issued 866,670 shares of common stock valued at $0.75 per share for cash of $475,000 and conversion of debt of $175,000. All of these shares were purchased by unrelated persons.

      On January 8, 1999, Avid issued 210,668 shares of common stock valued at $0.75 per share for cash of $158,000. All of these shares were purchased by unrelated persons.

      On January 11, 1999, Avid issued 560,000 shares of common stock for cash, originally valued at $0.25 per share for $140,000 of cash. Additional expense of $280,000 was recorded to value the shares at $0.75 per share. All of these shares were purchased by unrelated persons.

      On January 11, 1999, Avid issued 800,000 shares of common stock for media services originally valued at $0.75 per share. All of these shares were issued by an unrelated marketing firm.

      On January 20, 1999, Avid issued 160,000 shares of common stock for cash originally valued at $0.25 per share for $40,000 of cash. Additional expense of $80,000 was recorded to value the shares at $0.75 per share. All of these shares were purchased by unrelated persons.

      On January 27, 1999, Avid issued 1,100,000 shares of common stock for the purchase of Avid Sportswear, Inc. valued at $0.75 per share. All of these shares were issued to the former shareholders of Avid Sportswear, Inc., including 1,000,000 shares to David Roderick, the Executive Vice-President of Merchandising and Design of Avid Sportswear, Inc.

      On February 4, 1999, Avid issued 372,002 shares of common stock at $0.75 per share for cash of $279,002. All of these shares were purchased by unrelated persons.

      On March 11, 1999, Avid issued 1,220,000 shares of common stock for cash originally valued at $0.25 per share for $305,000 of cash. Additional expense of $610,000 was recorded to value the shares at $0.75 per share. All of these shares were purchased by unrelated persons.

      On March 11, 1999, Avid issued 83,334 shares of common stock for cash of $67,500. All of these shares were purchased by unrelated persons.

      On March 29, 1999, Avid issued 18,334 shares of common stock valued at $0.75 per share for cash of $13,750. All of these shares were purchased by unrelated persons.

      On May 28, 1999, Avid issued 101,100 shares of common stock valued at $0.75 per share for cash of $75,825. All of these shares were purchased by unrelated persons.

      On September 22, 1999, Avid issued 50,000 shares of common stock originally valued at $0.25 per share for cash of $12,500. Additional expense of $25,000 was recorded to value the shares at $0.75 per share. All of these shares were purchased by unrelated persons.

      On December 31, 1999, Avid issued 285,714 shares of common stock valued at $0.35 per share for cash of $100,000. All of these shares were purchased by an unrelated party.

      In December 1999, Avid issued a total of 5,344,200 shares of common stock for the conversion of debt to equity at a price of $0.22 per share, including 3,735,227 shares to Mr. Ingarfield, 489,359 shares to Browning and 173,350 shares to LaValliere. Messrs. Ingarfield, Browning and LaValliere converted indebtedness of $821,750, $107,659 and $38,137, respectively. An additional interest expense of $293,381 was recorded to value the shares at $0.275 per share to reflect a 20% discount on the conversion. See "Certain Relationships and Related Transactions."

      In January 2000, Avid issued a total of 825,207 shares of common stock to Mr. Ingarfield for the conversion of $247,562 of indebtedness to equity at a price of $0.30 per share. In addition, Avid issued a total of 416,667 shares of common stock to Mr. LaValliere for the conversion of $125,000 of indebtedness to equity at a price of $0.30 per share. An additional interest expense of $93,141 was recorded to value the shares at $0.375 per share to reflect a 20% discount on the conversion.

      In February 2000, Avid issued a total of 695,583 shares of common stock to Mr. Ingarfield for the conversion of $236,498 of indebtedness to equity at a price of $0.34 per share. An additional interest expense of $67,472 was recorded to value the shares at $0.437 per share to reflect a 20% discount on the conversion. In addition, in February 2000, Avid issued 1,200,000 shares to Barnum Mow in consideration of his employment. These shares were valued at $0.30 per share. See "Executive Compensation - Restricted Stock Grant."

      Between February 22, 2000 and June 22, 2000, Avid sold subscriptions to purchase 14,352,927 shares of our common stock at a price of $0.35 per share for cash of $5.0 million. All of these shares were purchased by unrelated persons.

      In June 2000, Avid issued 350,000 shares of common stock to Persia Consulting Group, Inc. in exchange for consulting services provided under a Consulting Agreement dated June 22, 2000. These consulting services were valued at $203,000. In addition, in June 2000, Mr. LaValliere elected to tender a $60,523 receivable owed to him by Avid under the terms of the private placement offering in exchange for 172,923 shares to our common stock.

      In June 2000, Avid issued a total of 1,294,352 shares of common stock for the conversion of debt to equity at a price of $0.35 per share, including 172,923 shares to Mr. LaValliere and 1,121,429 shares to unrelated parties. Mr. LaValliere and unrelated parties converted indebtedness of $60,523 and $392,500, respectively.

      In June 2000, Avid issued 15,000 shares of common stock to Undiscovered Equities Research Corp. in exchange for consulting services provided under a Consulting Agreement dated June 28, 2000 and $10,000. The consulting services were valued at $5,250.

      In November 2000, Avid raised $300,000 in the form of convertible debentures. The debentures are at an interest rate of 6% with the principal and accrued interest due November 1, 2005. The debenture holders are entitled to convert all or part of the principal amount plus accrued interests into shares of the Company's common stock equal to either (a) an amount equal to 120% of the closing bid price of the Company's common stock as of the date of the debenture issuance or (b) an amount equal to 80% of the closing bid price for twenty trading days immediately preceding the conversion date. The Company is obligated to register the resale of the conversion shares under the Securities Act of 1933. The debentures are subordinate and junior in right of payment to all accounts payable to the Company incurred in the ordinary course of business and/or bank debt of the Company not to exceed $500,000. Avid has the right to require the debenture holders to convert any unpaid principal and accrued interest on the debentures by giving the debenture holder not less than five days prior to written notice if the closing bid price of the Company's common stock is $1.25 or higher price per share for ten consecutive trading days or upon the five year anniversary of the debenture issuance.

      In November 2000, Avid issued 300,000 shares of common stock to unrelated parties in exchange for consulting services provided to the Company. These consulting services were valued at $46,875.

      In December 2000, Avid issued 2,000,000 shares of our common stock valued at $0.20 per share. This issuance has been shown in Avid's financial statements for the year ended December 31, 2000 as a subscription receivable. All of these shares were purchased by unrelated parties.

      On November 28, 2000, Avid entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of the Company's debentures. The debentures are convertible into shares of Avid's common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which Avid's common stock is traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold is at the Company's discretion, subject to various conditions, including an effective registration of the conversion shares. The dollar amount that Avid can request under any individual sale is subject to the average trading volume of Avid's common stock for the preceding 40-day trading period. The maximum term of the Line of Credit is 30 months from the date of the agreement. The agreement contains various representations, warranties and covenants by Avid, including limitations on the Company's ability to sell common stock or common stock equivalents, sell assets, merge, or enter into certain other transactions. Pursuant to the terms of the Line of Credit, the Company registered 55,500,000 shares of Avid's common stock to be issued upon conversion of convertible debentures sold in connection with such Line of Credit.

      From January 10, 2001 to June 19, 2001, Avid converted $1,174,000 of debt into 64,292,260 shares of common stock. Avid recognized additional interest expense of $293,501, related to the beneficial conversion feature of the debentures pursuant to EITF 98-5.

      From February 12, 2001 to June 19, 2001, Avid converted $16,566 of interest related to convertible debentures into 950,157 shares of common stock at an average price per share of $0.02.

      From January 30, 2001 to February 19, 2001, Avid converted $948,530 of related debt and interest of $137,131 into 14,236,486 shares of common stock at an average price per share of $0.08.

      During the year ended December 31, 2001, Avid issued 16,500,000 shares of common stock in exchange for $691,000 of common stock subscriptions receivable. Of this amount, Avid collected $228,300. Avid wrote-off $1,404,700, including the remaining portion of the 2001 subscriptions, as uncollectible.

      During the year ended December 31, 2001, Avid issued 6,725,000 shares of common stock to employees and consultants for services rendered at an average price per share of $0.01.

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

      o a certain net worth sufficient to meet the suitability standards of our company; and

      o been provided with all material information requested by the purchaser or its representatives, and been provided an opportunity to ask questions of and receive answers from our company concerning our company and the terms of the offering

      The sale of unregistered securities to Lido Capital Corporation and Messrs. Ingarfield, Browning, LaValliere and Roderick were exempt from registration pursuant to Section 4(2) of the 1933 Act and Regulation D promulgated under the 1933 Act. Each of these investors was an officer or director of Avid at the time of purchase, except for Lido Capital Corporation which was wholly-owned and controlled by an officer and director of Avid, Mr. Ingarfield.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
         ----------------------------------------------------------

      THE  FOLLOWING   INFORMATION  SHOULD  BE  READ  IN  CONJUNCTION  WITH  THE
CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING IN THIS ANNUAL REPORT ON FORM 10-KSB.

PLAN OF OPERATIONS

      Currently, Avid has no on-going operations. Avid has been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 12, 2002, Avid filed with the Securities and Exchange commission a Form S-4 Proxy Statement and Registration Statement in conjunction with United Companies Corporation, a Nevada corporation, describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United Companies. If the merger is completed, Merger Co. will be the surviving entity and will assume all of Avid's assets and liabilities. At the time of the proposed merger, outstanding shares of Avid common stock will be converted automatically into shares of United Companies common stock on a fifty (50) for one (1) basis. In management's opinion, the excess of Avid's liabilities over its assets and the lack of available funding make any such acquisition or merger other than the merger with Merger Co. unlikely.

      ADDITIONAL FUND RAISING ACTIVITIES. As of December 31, 2001, Avid had $213,434 cash-on-hand. Avid has historically funded its operations through a combination of internally generated cash, funds loaned to the Company by certain of its officers and directors and through the sale of securities. Avid will need to raise additional funds to execute a new business strategy in the event the merger with Merger Co. is not successfully consummated. Avid's current liabilities exceed its current assets as of December 31, 2001.

      SUMMARY OF ANTICIPATED PRODUCT DEVELOPMENT. Our company does not have any available funds for any further product development and is re-evaluating our product development efforts in light of the termination of the Dockers Golf label and the British Open Collection label.

      SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2001, Avid did not make any significant plant and/or equipment purchases. In 2002, Avid does not anticipate purchasing additional equipment.

      CHANGES IN NUMBER OF EMPLOYEES. Avid currently has one (1) employee. Avid does not anticipate hiring additional personnel during 2002. The Company believes that its personnel will be adequate to accomplish the tasks set forth in the plan.

                                                         CURRENT
            DEPARTMENT                                  EMPLOYEES
            -----------------------------------------------------
            Administrative and Other Support Positions      1
                                                         -----
            Total Employees                                 1
                                                         =====

YEARS ENDED DECEMBER 31, 2001 AND 2000

      Effective November 30, 2001, Avid ceased all operations relating to the manufacture and sale of golf apparel and related products. The following results are not indicative of our future results.

      Our results of operations for the years ended December 31, 2001 and 2000, respectively, included 12 months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

      SALES, NET. Sales, net increased $9.5 million, or 85.2%, from $11.2 million to $20.7 million in the year ended December 31, 2001 compared to the same period in the prior year. This increase was primarily attributable to increased sales efforts in connection with the Dockers Gold product line prior its termination on May 9, 2001.

      COST OF GOODS SOLD. Cost of goods sold increased $4.4 million, or 43.9%, from $10.0 million to $14.3 million in the year ended December 31, 2001 compared to the same period in the prior year. Cost of goods sold as a percentage of sales, net decreased from 89.0% in the year ended December 31, 2000 to 69.1% in the year ended December 31, 2001. This decrease was primarily attributable to the reduced need to give concessions to customers caused by late shipping and the decreased liquidation of inventory from prior seasons.

      GROSS PROFIT. Gross profit increased $5.2 million, or 418.0%, from $1.2million to $6.4 million in the year ended December 31, 2001, compared to the same period in the prior year. Gross profit as a percentage of sales, net increased from 11.0% to 30.9% in the year ended December 31, 2000 and 2001, respectively. This increase was primarily attributable to the increase in sales, net in the current period compared to the same period in the prior year.

      SELLING EXPENSES. Selling expenses decreased $0.1 million, or 4.7%, from $2.8 million to $2.7 million in the year ended December 31, 2001 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license on May 9, 2001.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.5 million, or 9.4%, from $5.2 million to $5.7 million in the year ended December 31, 2001 compared to the same period in the prior year. This increase was primarily attributable to the increased expense associated with the addition of management personnel at our wholly-owned subsidiary prior to the termination of the Dockers Golf license on May 9, 2001.

      INTEREST EXPENSE. Interest expense increased $0.1 million or 29.2%, in the year ended December 31, 2001, compared to the same period in the prior year.

      NET LOSS. Net loss decreased $2.1 million, or 24.3%, from $8.7 million to $6.6 million in the year ended December 31, 2001 compared to the same period in the prior year. This decrease was primarily attributable to the increase in sales, net prior to the termination of the Dockers Golf license on May 9, 2001, and the decrease in cost of goods sold as a percentage of sales, net in the year ended December 31, 2001.

      LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2001, Avid had $213,434 cash-on-hand and its current liabilities exceeded its current assets. A discussion of how Avid generated and used cash in the year ended December 31, 2001 follows:

      OPERATING ACTIVITIES. Our operating activities used $0.4 million in cash during the year ended December 31, 2001, consisting mainly of a net loss of $6.2 million, an increase in accounts receivable of $0.08 million and a decrease in other assets of $0.08 million. These items were partially offset by loss on impairment of goodwill of $1.9 million, depreciation and amortization expenses of $4.0 million, a decrease in accounts payable of $1.0 million and a decrease in inventory of $2.0 million.

      INVESTING ACTIVITIES. Our investing activities used $0.3 million in cash during the year ended December 31, 2001, consisting mainly of the cost of new financing.

      FINANCING ACTIVITIES. Financing activities provided net cash of $0.8 million, generated mainly by the issuance of convertible debentures for cash of $0.9 million and proceeds from subscribed stock of $0.2 million, partially offset by payments of notes payable of $0.1 million and payments on related party notes payable of $0.1 million.

      Due to our significant yearly losses and the loss of the Dockers Golf and British Open Collection product lines, Avid will need to rely on external financing to fund its operations for the foreseeable future. Expenses increased in the year ended December 31, 2001 due to, among other things, the increase in general and administrative expenses.

      In August 2000, Avid entered into a factoring, letter of credit and revolving inventory facility. On May 22, 2001, the factor terminated its obligations to make any further advances to Avid under the factoring agreement and declared all of the advances and obligations owing by Avid to the factor to be immediately due and payable. Subsequently, on July 20, 2001, Avid's wholly-owned subsidiary received notice from the factor that the obligations under the factoring agreement had been paid in full. Also, on July 20, 2001, Avid's wholly-owned subsidiary received notice from the factor that the Company's then-current chairman had no further obligations as the guarantor of the factoring agreement.

      As of August 18 2000, the outstanding balance of Avid's loan with First State Bank, including all collateral security and guarantees associated therewith, were assigned to Earl T. Ingarfield, Michael LaValliere and Lido Capital Corporation in consideration of payment in full of all outstanding indebtedness to First State Bank.

      In November 2000, Avid raised $300,000 in gross proceeds and $255,000 in net proceeds from the sale of convertible debentures. See "Item 2. Changes in Securities and Use of Proceeds."

      On November 28, 2000, Avid entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of the Company's debentures. The debentures were convertible into shares of Avid's common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which Avid's common stock was traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold was at the Company's discretion, subject to various conditions. Through December 31, 2001, Avid has raised $1.2 million from the sale of debentures pursuant to the Line of Credit and 59.3 million shares of Avid's common stock were issued upon conversion of the debentures. As a result of the loss of the Dockers' license, no additional funds pursuant to the Line of Credit are available to Avid.

      In December 2000, our Company raised $400,000 from the sale of 2,000,000 shares of common stock.

      On January 19, 2001, Avid received a letter form IMG that Avid was in default of the license with The Championship Committee Merchandising Limited for failure to pay timely our royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000. IMG subsequently terminated this license.

      On May 9, 2001, Avid received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers' Trademark License Agreement between Avid's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end of season sales being greater than 25% of the Company's total product sales during the year 2000.

CONTINGENT LIABILITIES

      Avid's new management believes that the Company issued shares of common stock without legends restricting the resale of such shares. The Company's new management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the 1933 Act. Accordingly, additional shares may have been resold in violation of Section 5 of the 1933 Act. Avid may be liable for rescission and other damages with respect to these sales.

      Avid's new management believes that the Company may be liable for unpaid compensation to Mr. Earl Ingarfield pursuant to the Employment Agreement dated February 29, 2000 between Avid and Mr. Ingarfield.

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

      On August 1, 2001, Avid and its wholly-owned subsidiary were named in litigation with Mr. Korn. Mr. Korn filed a complaint against Avid and its wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violations of Labor Code ss.ss. 201 and 227.3. Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code ss. 203, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

      On September 26, 2001, Avid and its wholly-owned subsidiary were named in litigation with David Roderick. Mr. Roderick filed a complaint against Avid and its wholly-owned subsidiary alleging fraud, negligent misrepresentation, unjust enrichment, and breach of written contract. Mr. Roderick seeks damages in an amount proven at trial, punitive damages in an amount proven at trial, costs of suit incurred, and attorney's fees. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

      In 2000, Avid's wholly-owned subsidiary, Avid Sportswear, Inc., entered into individual Endorsement Agreements, typically for a two-year term, with individual PGA Tour professionals, whereby the individual was to paid an annual fixed fee to wear Avid products at golf and golf-related events, and to be included in advertising and other promotional events, including personal appearances. The fixed fee for the first year was set forth in the Agreement, whereas the second year fixed fee was to be determined by that individual's final ranking on the official PGA Tour Money List at the end of the first year. The individuals were also to be eligible to earn a bonus for performance on individual PGA Tour events and at year-end, based upon the individual's final ranking of the official PGA Tour Money List at the end of each contract year. The fixed fee, bonus incentive, and number of days of personal appearance varied by individual. Avid terminated all of these endorsement agreements as of December 31, 2001 and has accrued for all minimum future guaranteed payments, of $403,061, as of December 31, 2001.

     Avid has been sued by Millennium Consulting Group for alleged breach of contract. Avid has not answered the complaint and is currently engaging in the settlement negotiations. At this time, Avid cannot state with reasonable probability whether the settlement negotiations will be successful, or whether it will prevail if the litigation goes forward.

ITEM 7.  FINANCIAL STATEMENTS.
         --------------------

                          AVID SPORTSWEAR & GOLF CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                 C O N T E N T S


Independent Auditors' Report................................................. 18

Consolidated Balance Sheets.................................................. 19

Consolidated Statements of Operations........................................ 21

Consolidated Statements of Stockholders' Equity (Deficit).................... 22

Consolidated Statements of Cash Flows........................................ 28

Notes to the Consolidated Financial Statements............................... 30

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Avid Sportswear & Golf Corp.

We have audited the accompanying consolidated balance sheets of Avid Sportswear & Golf Corp. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Sportswear & Golf Corp. as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has current liabilities in excess of current assets of $3,675,360 and has generated significant losses for the years ended December 31, 2001, 2000, and 1999. Additionally, the Company reentered the development stage on January 1, 2002. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2002

                                   AVID SPORTSWEAR & GOLF CORP.
                                   Consolidated Balance Sheets

                                     ASSETS
                                                                     December 31,
                                                          -----------------------------------
                                                                2001                2000
                                                          ---------------    ----------------

CURRENT ASSETS
     Cash                                                 $      213,434     $        25,452
     Accounts receivable, net (Note 1)                           810,187              75,719
     Due from factor, net (Note 10)                                    -             816,663
     Note receivable (Note 17)                                   300,000                   -
     Inventory (Note 2)                                                -           1,961,464
     Prepaid expenses                                                  -             134,900
     Other current assets                                              -              71,540
                                                          ---------------    ----------------

                 Total Current Assets                          1,323,621           3,085,738
                                                          ---------------    ----------------

PROPERTY AND EQUIPMENT

     Machinery and equipment                                           -             484,495
     Furniture and fixtures                                            -              90,263
     Computers and software                                            -             408,046
     Office equipment                                                  -              49,770
     Show booths                                                       -             460,927
     Leasehold improvements                                            -              31,470
                                                          ---------------    ----------------

                 Total Property and Equipment                          -           1,524,971
                                                          ---------------    ----------------

     Less accumulated depreciation                                     -             468,861
                                                          ---------------    ----------------

                 Net property and equipment                            -           1,056,110
                                                          ---------------    ----------------

OTHER ASSETS

     Goodwill, net (Note 14)                                           -           2,090,171
     Debt offering costs                                               -              66,405
     Deposits (Note 17)                                          150,000              15,789
     Trademarks                                                    2,902               2,902
                                                          ---------------    ----------------

                 Total Other Assets                              152,902           2,175,267
                                                          ---------------    ----------------

                 TOTAL ASSETS                             $    1,476,523     $     6,317,115
                                                          ===============    ================



                   The accompanying notes are integral to the consolidated financial statements.

                                                  AVID SPORTSWEAR & GOLF CORP.
                                            Consolidated Balance Sheets (Continued)


                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                               December 31,
                                                                  -------------------------------------
                                                                         2001               2000
                                                                  -----------------   -----------------

CURRENT LIABILITIES
     Cash overdraft                                                $            -     $       87,534
     Accounts payable                                                   4,077,515          5,086,000
     Accrued liabilities                                                  228,312            479,688
     Notes payable (Note 5)                                               561,525            728,082
     Note payable - related parties (Note 4)                                    -            647,126
     Capital leases - current portion (Note 11)                           131,629             44,279
     Customer deposits                                                          -             86,677
     Equity option and warrant liability (Note 1)                           1,948                  -
                                                                   ---------------    ---------------

                 Total Current Liabilities                              5,000,929          7,159,386
                                                                   ---------------    ---------------

LONG-TERM LIABILITIES

     Convertible debentures                                                     -            300,000
     Capital leases - long term portion (Note 11)                               -            122,954
                                                                   ---------------    ---------------

                 Total Noncurrent Liabilities                                   -            422,954
                                                                   ---------------    ---------------

                 Total Liabilities                                      5,000,929          7,582,340
                                                                   ---------------    ---------------


COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS EQUITY (DEFICIT)

     Preferred stock; $0.001 par value; 10,000,000 shares
        authorized; zero issued and outstanding                                 -                  -
     Common stock; $0.001 par value; 150,000,000 shares
        authorized; 147,933,309 and 46,429,406 shares issued
        and outstanding at 2001 and 2000, respectively                    147,933             46,429
     Additional paid-in capital                                        16,740,589         13,855,035
     Common stock subscription receivable                                       -           (942,000)
     Retained deficit                                                 (20,412,928)       (14,224,689)
                                                                   ---------------    ---------------

                 Total Stockholders' Equity (Deficit)                  (3,524,406)        (1,265,225)
                                                                   ---------------    ---------------

                 TOTAL LIABILITIES AND STOCKHOLDERS'
                    EQUITY (DEFICIT)                               $    1,476,523     $    6,317,115
                                                                   ===============    ===============



                   The accompanying notes are integral to the consolidated financial statements.

                                                       AVID SPORTSWEAR & GOLF CORP.
                                                  Consolidated Statements of Operations
                                                                       For the Years Ended
                                                                           December 31,
                                                         ----------------------------------------------------
                                                               2001              2000              1999
                                                         ---------------   ----------------   ---------------
 SALES, NET                                               $           -     $            -     $           -
                                                         ---------------   ----------------   ---------------
 EXPENSES                                                        21,021                  -                 -
                                                         ---------------   ----------------   ---------------
 LOSS BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE                         (21,021)                 -                 -
                                                         ---------------   ----------------   ---------------
 CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE (Note 1)                          389,522                  -                 -
                                                         ---------------   ----------------   ---------------
 INCOME BEFORE
      DISCONTINUED OPERATIONS                                   368,501                  -                 -
                                                         ---------------   ----------------   ---------------
 DISCONTINUED OPERATIONS (Note 18)                           (6,556,740)        (8,661,554)       (5,035,978)
                                                         ---------------   ----------------   ---------------
 NET LOSS                                                 $  (6,188,239)    $   (8,661,554)    $  (5,035,978)
                                                         ===============   ================   ===============
 BASIC LOSS PER SHARE:

         Loss before cumulative effect of
            change in accounting principle                $       (0.00)    $            -     $           -
         Cumulative effect of change in
            accounting principle                                   0.00                  -                 -
         Discontinued operations                                  (0.06)             (0.23)            (0.25)
                                                         ---------------   ----------------   ---------------
         Basic loss per share                             $       (0.06)    $        (0.23)    $       (0.25)
                                                         ===============   ================   ===============
         Weighted average shares outstanding                115,074,738         37,696,446        20,264,997
                                                         ===============   ================   ===============


                   The accompanying notes are integral to the consolidated financial statements.

                                                           AVID SPORTSWEAR & GOLF CORP.
                                             Consolidated Statements of Stockholders' Equity (Deficit)
                                              Common Stock                  Additional
                                   ----------------------------------        Paid-In           Subscriptions         Accumulated
                                       Shares            Amount              Capital            Receivable             Deficit
                                   ---------------   ----------------   ------------------   ------------------   ------------------
Balance, December
31, 1998                            14,612,000       $     14,612       $      893,193       $     (60,000)       $     (527,157)

January 5, 1999,
common stock issued
for cash, services,
and debt, valued at
$0.75 per share                        590,000                590              441,910                   -                     -

January 5, 1999,
common stock issued
for cash and debt,
valued at $0.75 per
share                                  866,670                867              649,133                   -                     -

January 8, 1999,
common stock issued
for cash at $0.75
per share                              210,668                211              157,789                   -                     -

January 8, 1999,
warrants issued
below market value                           -                  -               53,235                   -                     -

January 11, 1999,
common stock issued
for cash and
services, valued at
$0.75 per share                        560,000                560              419,440                   -                     -

January 11, 1999,
common stock issued
for media services,
valued at $0.75 per
share                                  800,000                800              599,200                   -                     -

January 20, 1999,
common stock issued
for cash and
services, valued at
$0.75 per share                        160,000                160              119,840                   -                     -

January 27, 1999,
common stock issued
to purchase Avid
Sportswear, valued
at $0.75 per share                   1,100,000              1,100              823,900                   -                     -

February 4, 1999,
common stock issued
for cash at $0.75
per share                              372,002                372              278,630                   -                     -

March 11, 1999,
common stock issued
for cash and
services, valued at
$0.75 per share                      1,220,000              1,220              913,780                   -                     -

March 11, 1999,
common stock issued
for cash at $0.75
per share                               83,334                 83               62,417                   -                     -

March 11, 1999,
common stock issued
for cash at $0.75
per share                               18,334                 18               13,732                   -                     -

March 28, 1999,
common stock issued
for cash at $0.75
per share                              101,100                101               75,724                   -                     -

September 20, 1999,
common stock issued
for cash and
services, valued at
$0.75 per share                         50,000                 50               37,450                   -                     -

December 28, 1999,
common stock issued
for conversion of
debt, valued at
$0.22 per share                      5,344,200              5,344            1,170,380                   -                     -
                             -----------------   ----------------   ------------------   -----------------    ------------------
Balance Forward                     26,088,308     $       26,088     $      6,709,753     $       (60,000)     $       (527,157)
                             -----------------   ----------------   ------------------   -----------------    ------------------

                   The accompanying notes are integral to the consolidated financial statements.

                                                     AVID SPORTSWEAR & GOLF CORP.
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                              Common Stock                  Additional
                                   ----------------------------------        Paid-In           Subscriptions         Accumulated
                                       Shares            Amount              Capital            Receivable             Deficit
                                   ---------------   ----------------   ------------------   ------------------   ------------------
Balance Forward                     26,088,308     $       26,088     $      6,709,753     $       (60,000)     $       (527,157)

December 31, 1999,
common stock issued
for cash at $0.35
per share                              285,714                286               99,714                   -                     -

Conversion of debt
below market value                           -                  -              293,381                   -                     -

Stock offering costs                         -                  -              (10,000)                  -                     -

Receipt of stock
subscription                                 -                  -                    -              30,000                     -

Net loss for the
year ended December
31, 1999                                     -                  -                    -                   -            (5,035,978)
                              -----------------   ----------------   ------------------   -----------------    ------------------

Balance at December
31, 1999                            26,374,022             26,374            7,092,848             (30,000)           (5,563,135)

January 17, 2000,
common stock issued
for services, valued
at $0.30 per share                   1,200,000              1,200              358,800                   -                     -

January 25, 2000,
common stock issued
to a related party
for conversion of
debt, valued at
$0.38 per share                      1,241,874              1,241              464,461                   -                     -

February 1, 2000,
common stock issued
to a related party
for conversion of
debt, valued at
$0.44 per share                        695,583                696              303,274                   -                     -

March 6, 2000,
cancellation of
common stock
subscription
receivable                            (100,000)              (100)             (14,900)             15,000                     -

May 17, 2000,
through July 11,
2000, common stock
issued pursuant to
SB-2, valued at
$0.35 per share                     14,702,927             14,703            5,131,322            (527,000)                    -

Stock offering costs                         -                  -             (268,815)                  -                     -

June 30, 2000,
common stock issued
for services, valued
at $0.35 per share                      15,000                 15                5,235                   -                     -

November 15, 2000,
common stock issued
for services, valued
at $0.16 per share                     300,000                300               46,575                   -                     -

December 15, 2000,
common stock issued
for subscription at
$0.20 per share                      2,000,000              2,000              398,000            (400,000)                    -

Warrants and options
issued below market
value per FAS 123
valuations                                   -                  -              338,235                   -                     -

Net loss for the
year ended December
31, 2000                                     -                  -                    -                   -            (8,661,554)
                              -----------------   ----------------   ------------------   -----------------    ------------------
Balance at December
31, 2000                            46,429,406             46,429           13,855,035            (942,000)          (14,224,689)

January 10, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.06 per
share                                  133,333                133                7,867                   -                     -
                              -----------------   ----------------   ------------------   -----------------    ------------------
Balance Forward                     46,562,739     $       46,562     $     13,862,902     $      (942,000)     $    (14,224,689)
                              -----------------   ----------------   ------------------   -----------------    ------------------


                   The accompanying notes are integral to the consolidated financial statements.

                                                     AVID SPORTSWEAR & GOLF CORP.
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                              Common Stock                  Additional
                                   ----------------------------------        Paid-In           Subscriptions         Accumulated
                                       Shares            Amount              Capital            Receivable             Deficit
                                   ---------------   ----------------   ------------------   ------------------   ------------------
Balance Forward                     46,562,739     $       46,562     $     13,862,902     $      (942,000)     $    (14,224,689)

January 10, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.07 per
share                                  241,176                241               16,159                   -                     -

January 19, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.05 per
share                                  360,000                360               17,640                   -                     -

January 23, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.05 per
share                                1,612,000              1,612               78,988                   -                     -

January 29, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.05 per
share                                  190,000                190                9,310                   -                     -

January 30, 2001,
common stock issued
to a related party
for conversion of
debt, valued at
$0.075 per share                    11,500,000             11,500              851,000                   -                     -

January 30, 2001,
cancelled common
stock issued for
services, valued at
$0.30 per share                     (1,200,000)            (1,200)               1,200                   -                     -


February 5, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.05 per
share                                   82,000                 82                4,018                   -                     -

February 7, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.05 per
share                                  612,000                612               29,988                   -                     -

February 12, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.05 per
share                                  200,000                200                9,800                   -                     -

February 12, 2001,
common stock issued
for conversion of
interest,
non-related, valued
at $0.05 per share                      11,078                 11                  554                   -                     -

February 19, 2001,
common stock issued
to a related party
for conversion of
debt, valued at
$0.08 per share                      2,310,547              2,311              182,533                   -                     -

February 19, 2001,
common stock issued
for conversion of
interest,
non-related, valued
at $0.09 per share                     425,939                426               37,909                   -                     -

February 22, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.06 per
share                                   45,775                 46                2,554                   -                     -

February 22, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.06 per
share                                  200,000                200               11,000                   -                     -
                              -----------------   ----------------   ------------------   -----------------    ------------------

Balance Forward                     63,153,254     $       63,153     $     15,115,555     $      (942,000)     $    (14,224,689)
                              -----------------   ----------------   ------------------   -----------------    ------------------


                   The accompanying notes are integral to the consolidated financial statements.

                                                     AVID SPORTSWEAR & GOLF CORP.
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                              Common Stock                  Additional
                                   ----------------------------------        Paid-In           Subscriptions         Accumulated
                                       Shares            Amount              Capital            Receivable             Deficit
                                   ---------------   ----------------   ------------------   ------------------   ------------------
Balance Forward                     63,153,254     $       63,153     $     15,115,555     $      (942,000)     $    (14,224,689)

February 28, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.05 per
share                                  360,769                361               17,839                   -                     -

March 8, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.05 per
share                                  375,000                375               17,625                   -                     -

March 8, 2001,
common stock issued
for conversion of
interest,
non-related, valued
at $0.05 per share                      20,679                 21                  972                   -                     -

March 13, 2001,
common stock issued
for cash,
non-related, at
$0.05 per share                      4,000,000              4,000              196,000            (200,000)                    -

March 20, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.03 per
share                                  176,300                176                5,324                   -                     -

March 26, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.03 per
share                                  857,142                857               23,143                   -                     -

March 30, 2001,
common stock issued
for cash,
non-related, at
$0.05 per share                      2,000,000              2,000               98,000            (100,000)                    -

April 2, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.03 per
share                                2,260,713              2,261               61,039                   -                     -

April 9, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.03 per
share                                1,607,141              1,607               43,393                   -                     -

April 10, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.03 per
share                                  571,426                571               15,429                   -                     -

April 17, 2001,
common stock issued
for consulting
services, valued at
$0.06 per share                        125,000                125                7,375                   -                     -

April 18, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.03 per
share                                2,000,000              2,000               54,000                   -                     -

April 24, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.03 per
share                                1,406,250              1,406               43,594                   -                     -

April 30, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.03 per
share                                  164,474                165                4,835                   -                     -
                              -----------------   ----------------   ------------------   -----------------    ------------------
Balance Forward                     79,078,148     $       79,078     $     15,704,123     $    (1,242,000)     $    (14,224,689)
                              -----------------   ----------------   ------------------   -----------------    ------------------


                   The accompanying notes are integral to the consolidated financial statements.

                                                     AVID SPORTSWEAR & GOLF CORP.
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                              Common Stock                  Additional
                                   ----------------------------------        Paid-In           Subscriptions         Accumulated
                                       Shares            Amount              Capital            Receivable             Deficit
                                   ---------------   ----------------   ------------------   ------------------   ------------------
Balance Forward                     79,078,148     $       79,078     $     15,704,123     $    (1,242,000)     $    (14,224,689)

April 30, 2001,
common stock issued
for conversion of
interest,
non-related, valued
at $0.03 per share                     129,922                130                3,508                   -                     -

May 3, 2001, common
stock issued for
conversion of debt,
non-related, valued
at $0.03 per share                   2,434,207              2,434               71,566                   -                     -

May 10, 2001, common
stock issued for
cash, non-related,
valued at $0.04 per
share                                3,000,000              3,000              147,000            (150,000)                    -

May 10, 2001, common
stock issued for
cash, non-related,
valued at $0.03 per
share                                7,500,000              7,500              232,500            (240,000)                    -

May 10, 2001, common
stock issued for
cash, non-related,
valued at $0.03 per
share                                1,000,000              1,000               30,200             (31,200)                    -

May 10, 2001, common
stock issued for
consulting services,
valued at $0.03 per
share                                5,000,000              5,000              162,500                   -                     -

May 11, 2001, common
stock issued for
conversion of debt,
non-related, valued
at $0.03 per share                   2,467,102              2,467               72,533                   -                     -

May 18, 2001, common
stock issued for
conversion of debt,
non-related, valued
at $0.03 per share                   3,178,568              3,179               85,821                   -                     -

May 22, 2001, common
stock issued for
conversion of debt,
non-related, valued
at $0.01 per share                   8,214,278              8,214              106,786                   -                     -

May 22, 2001, common
stock issued for
conversion of
interest,
non-related, valued
at $0.03 per share                      34,589                 35                1,016                   -                     -

May 22, 2001, common
stock issued for
conversion of
interest,
non-related, valued
at $0.03 per share                     119,336                119                3,222                   -                     -

May 24, 2001, common
stock issued for
conversion of debt,
non-related, valued
at $0.01 per share                   2,979,165              2,979               25,621                   -                     -

May 31, 2001, common
stock issued for
conversion of debt,
non-related, valued
at $0.01 per share                     749,999                750                9,750                   -                     -
                              -----------------   ----------------   ------------------   -----------------    ------------------

Balance Forward                    115,885,314     $      115,885     $     16,656,146     $    (1,663,200)     $    (14,224,689)
                              -----------------   ----------------   ------------------   -----------------    ------------------

                   The accompanying notes are integral to the consolidated financial statements.

                                                     AVID SPORTSWEAR & GOLF CORP.
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                              Common Stock                  Additional
                                   ----------------------------------        Paid-In           Subscriptions         Accumulated
                                       Shares            Amount              Capital            Receivable             Deficit
                                   ---------------   ----------------   ------------------   ------------------   ------------------
Balance Forward                    115,885,314     $      115,885     $     16,656,146     $    (1,663,200)     $    (14,224,689)

June 1, 2001, common
stock issued for
conversion of debt,
non-related, valued
at $0.01 per share                  10,911,454             10,912               93,838                   -                     -


June 4, 2001, common
stock issued for
conversion of debt,
non-related, valued
at $0.01 per share                  18,765,625             18,766              161,384                   -                     -

June 4, 2001, common
stock issued for
conversion of
interest,
non-related, valued
at $0.01 per share                     235,961                236                2,029                   -                     -

June 12, 2001,
common stock issued
for conversion of
interest,
non-related, valued
at $0.01 per share                     179,330                179                1,542                   -                     -

June 12, 2001,
common stock issued
for conversion of
interest,
non-related, valued
at $0.01 per share                     200,955                201                2,612                   -                     -

June 19, 2001,
common stock issued
for conversion of
debt, non-related,
valued at $0.01 per
share                                1,136,363              1,136                8,864                   -                     -

June 19, 2001,
common stock issued
for conversion of
interest,
non-related, valued
at $0.01 per share                      18,307                 18                  143                   -                     -

June 20, 2001,
cancelled common
stock issued for
consulting services,
valued at $0.03 per
share                               (4,400,000)            (4,400)            (143,000)                  -                     -

July 19, 2001,
common stock issued
for consulting
services, valued at
$0.01 per share                      5,000,000              5,000               45,000                   -                     -

October 10, 2001,
common stock issued
to employees for
services, valued at
$0.01 per share                      1,000,000              1,000               10,000                   -                     -

November 29, 2001,
cancellation of
common stock
subscription
receivable                          (1,000,000)            (1,000)                   -              30,200                     -

Cash received for
common stock
subscriptions                                -                  -                    -             228,300                     -

Write-off of
uncollectible common
stock subscriptions
receivable                                   -                  -                    -           1,404,700                     -

Discount on
debentures issued at
less than market
value                                        -                  -              293,501                   -                     -

Reclassification as
a result of a change
in accounting
principle for
outstanding options
and warrants                                 -                  -             (391,470)                  -                     -

Net loss for the
year ended December
31, 2001                                     -                  -                    -                   -            (6,188,239)
                              -----------------   ----------------   ------------------   -----------------    ------------------
Balance at December 31, 2001       147,933,309     $      147,933     $     16,740,589     $             -      $    (20,412,928)
                              =================   ================   ==================   =================    ==================

                   The accompanying notes are integral to the consolidated financial statements.

                                                  AVID SPORTSWEAR & GOLF CORP.
                                              Consolidated Statements of Cash Flows
                                                                                       For the Years Ended
                                                                                            December 31,
                                                                       ----------------------------------------------------------
                                                                             2001                2000                 1999
                                                                       ----------------    ---------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                          $  (6,188,239)     $    (8,661,554)    $       (5,035,978)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                        407,259              463,936                369,072
        Loss on impairment of goodwill                                     1,898,520                    -                      -
        Loss on sale of fixed assets                                         666,610               39,827                      -
        Loss on disposition of leased assets                                 132,397                    -                      -
        Conversion of debt below market value                                293,501              153,656                293,381
        Value of common stock issued (cancelled) for services                 87,600              534,625              1,890,000
        Warrants and options issued below market value                             -              338,235                 53,235
        Cumulative effect of change in accounting principle                 (389,522)
        Write-off of related party notes receivable                          334,847                    -                      -
        Write-off of subscription receivable                               1,434,900                    -                      -
        Recovery of bad debt expense                                               -                    -                (80,704)
        Change in operating asset and liability accounts:
           (Increase) decrease in accounts receivable, net                    82,195             (576,578)                80,775
           (Increase) decrease in inventory, net                           1,961,464              (76,074)              (876,299)
           (Increase) decrease in other assets                                75,483             (187,115)               (13,165)
           Increase (decrease) in accounts payable                        (1,008,803)           3,632,773                926,954
           Increase (decrease) in accrued liabilities                       (184,336)             365,480                116,461
                                                                       --------------    -----------------   --------------------

              Net Cash Provided (Used) by Operating Activities              (396,124)          (3,972,789)            (2,276,268)
                                                                       --------------    -----------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                                                (14,853)            (733,915)              (343,705)
     Proceeds from sale of fixed assets                                       44,025                    -                      -
     Proceeds from disposal of leased assets                                   7,077                    -                      -
     Cash acquired through the purchase of Avid Sportswear, Inc.                   -                    -                 34,045
     (Increase) in notes receivable                                         (300,000)              22,350                      -
                                                                       --------------    -----------------   --------------------

              Net Cash Provided (Used) by Investing Activities              (263,751)            (711,565)              (309,660)
                                                                       --------------    -----------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash overdraft                                                          (87,534)              87,534                      -
     Payments to Avid shareholders                                                 -                    -               (725,000)
     Proceeds from notes payable                                                   -              261,525              1,962,274
     Payments on notes payable                                              (100,000)          (1,160,524)            (1,852,869)
     Proceeds from related party notes payable                                     -            1,307,723              1,479,677
     Payments on related party notes payable                                (100,000)                   -               (265,058)
     Proceeds from convertible debentures                                    874,000              300,000                      -
     Stock offering costs                                                          -             (268,815)                     -
     Issuance of common stock for cash                                             -            4,048,501              1,804,074
     Receipt of related party receivable                                           -                    -                253,500
     Proceeds from subscribed common stock                                   228,300                    -                 12,500
     Common stock repurchased                                                      -              (17,500)                     -
     Payments on capital leases                                              (35,604)             (17,350)                     -
     Debt offering costs                                                      68,695              (68,695)                     -
                                                                       --------------    -----------------   --------------------

              Net Cash Provided (Used) by Financing Activities               847,857            4,472,399              2,669,098
                                                                       --------------    -----------------   --------------------

NET INCREASE (DECREASE) IN CASH                                              187,982             (211,955)                83,170

CASH AT BEGINNING OF PERIOD                                                   25,452              237,407                154,237
                                                                       --------------    -----------------   --------------------

CASH AT END OF PERIOD                                                  $     213,434      $        25,452     $          237,407
                                                                       ==============    =================   ====================


                   The accompanying notes are integral to the consolidated financial statements.

                                             AVID SPORTSWEAR & GOLF CORP.
                                   Consolidated Statements of Cash Flows (Continued)
                                                                                 For the Years Ended
                                                                                     December 31,
                                                                   ----------------------------------------------------
                                                                         2001               2000             1999
                                                                   ---------------   -----------------  ---------------
CASH PAID FOR:

        Interest                                                   $      75,390      $      143,545     $      94,392
        Income Tax                                                 $           -      $            -     $           -

SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES

        Issuance of common stock for subsidiary                    $           -      $            -     $     825,000
        Issuance of common stock for debt                          $   2,122,530      $    1,069,039     $   1,385,724
        Issuance of common stock for interest                      $     153,697      $            -     $           -
        Issuance of common stock for services                      $      87,600      $      534,625     $   1,890,000
        Issuance of common stock for subscription                  $     721,200      $      927,000     $           -
        Conversion of debt below market value                      $     293,501      $      153,656     $     293,381
        Options and warrants issued below market value             $           -      $      338,235     $           -
        Cumulative effect of change in accounting principle        $     389,522      $            -     $           -

                   The accompanying notes are integral to the consolidated financial statements.


                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 1 -   NATURE OF ORGANIZATION

           This summary of significant accounting policies of Avid Sportswear & Golf Corp. is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

           a. Organization and Business Activities

           Avid Sportswear & Golf Corp. was incorporated under the laws of the State of Nevada on September 19, 1997 as Golf Innovations Corp. On April 19, 1999, the Board of Directors voted to change the name of the Company to Avid Sportswear & Golf Corp. to better reflect the business of the Company. Additionally, the Board of Directors voted to change the authorized capitalization to 50,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. On July 13, 1999, the Board of Directors authorized a 3-for-1 forward stock split. On December 28, 2000, the shareholders authorized an increase in the number of common shares to 150,000,000 All references to common stock have been retroactively restated. The rights and preferences of the preferred stock are to be set at a later date. The Company was engaged in the business of producing and selling golf wear related products. As of November 30, 2001, the Company has discontinued operations in all consolidated companies except Vida, Inc., which continues to operate on a limited basis.

           The Company has reentered the development stage effective January 1, 2002.

           b. Depreciation

           Depreciation was provided using the straight-line method over the assets' estimated useful lives as follows:

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

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


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

           f. Basic Loss Per Share

           The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                                       For the Years Ended
                                                           December 31,
                                               ---------------------------------
                                                  2001       2000        1999
                                               ---------   --------    --------

           Loss before cumulative effect
            of change in accounting principle   $(0.00)     $   -       $   -

           Cumulative effect of change in
            accounting principle                 (0.00)     $   -       $   -

           Discontinued operations               (0.06)     $(0.23)     $(0.25)
                                               --------    --------    --------

           Basic loss per share                $ (0.06)     $(0.23)     $(0.25)
                                              =========    ========    ========

           Weighted average shares
            outstanding                    115,074,738  37,696,446  20,264,997
                                           ===========  ==========  ==========


           Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

           g. Income Taxes

           No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $16,350,000 at December 31, 2001 which will fully expire in 2021. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 1 -   NATURE OF ORGANIZATION (Continued)

           g. Income Taxes (Continued)

           The income tax benefit differs from the amount computed at federal statutory rates as follows:

                                                     For the Years Ended
                                                           December 31,
                                           -------------------------------------
                                             2001         2000         1999
                                           ---------    ---------    ---------

           Income tax benefit at
            statutory rate               $ 2,266,791   $ 3,611,857  $ 1,996,318
           Change in valuation
            allowance                     (2,266,791)   (3,611,857)  (1,996,318)
                                         ------------  ------------ ------------
                                         $         -   $         -  $         -
                                         ===========   ===========  ===========

           h. Recent Accounting Pronouncements

           SFAS NO. 138 -- The Company has adopted the provisions of FASB Statement No. 138 'Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)' Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the company's financial statements.

           The Company has adopted the provisions of FASB Statement No. 140 `Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)' This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

NOTE 1 -    NATURE OF ORGANIZATION (Continued)

           h. Recent Accounting Pronouncements (Continued)

           FIN 44 -- The Company had adopted the provisions of FIN 44 `Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)' This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No.
           123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

           SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, `Business Combinations,' and SFAS No. 142, `Goodwill and Other Intangible Assets.' SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company.

           SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

           SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

           SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.' Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the `reporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill' (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

NOTE 1 -   NATURE OF ORGANIZATION (Continued)

           h. Recent Accounting Pronouncements (Continued)

           While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

           SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, `Accounting for Asset Retirement Obligations,' which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset.

           Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

           SFAS NO. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, `Accounting for the Impairment or Disposal of Long-Lived Assets' which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121

           (FAS 121), `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.' SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB
           30), `Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.'

           SFAS 144  develops one  accounting  model (based on the model in SFAS
           121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under `discontinued operations' in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 1 -   NATURE OF ORGANIZATION (Continued)

           h. Recent Accounting Pronouncements (Continued)

           While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

           i. Purchase of Avid Sportswear, Inc.

           On December 18, 1998, the Company entered into a stock purchase and sales agreement with Avid Sportswear, Inc. (Avid), a Nevada corporation. Avid was in the business of manufacturing and selling golf related clothing. This Agreement was finalized on March 1, 1999. The Agreement called for the Company to purchase all of the
           outstanding  stock  of  Avid  Sportswear,   Inc.,  for  $725,000  and
           1,100,000 shares of common stock valued at $0.75 per share. Additionally, the Company agreed to pay off all of the notes payable to the shareholders of Avid Sportswear, Inc., and the notes payable to Nations Bank, fka Bank IV. The total amount of these notes was $1,826,119 at the date of closing. The Company accounted for the acquisition as a purchase as of March 1, 1999. The operations of Avid were included from March 1, 1999.

           Goodwill of $2,559,331, generated from the purchase of Avid, was being amortized over a ten-year life using the straight-line method. All unamortized goodwill was written off during the year ended December 31, 2001, when the company discontinued operations. See Note 14.

           j. Allowance for Doubtful Accounts

           The Company's  accounts  receivable and due from factor are shown net
           of  an  allowance   for  doubtful   accounts  of  $-0-  and  $46,906,
           respectively, at December 31, 2001 and 2000, respectively.

           k. Reclassification

           Certain December 31, 2000 and 1999 balances have been reclassified to conform with the December 31, 2001 financial statement presentation.

           l. Advertising Expense

           The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000, and 1999, was $221,743, $224,261, and $330,718, respectively. All advertising expense is included in the loss from discontinued operations.

           m. Principles of Consolidation

           The consolidated financial statements presented include the accounts of Avid Sportswear & Golf Corp., Avid Sportswear, Inc., and Vida, Inc. All significant intercompany accounts have been eliminated.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 1 -   NATURE OF ORGANIZATION (Continued)

           n. Revenue Recognition

           The Company's revenue was created primarily from the sale of men's golf apparel and did include shipping and handling charges. Revenue was recognized when the product was shipped to the customer, the amount was determinable and collection was reasonably assured. The terms were customarily FOB origination. Product returns for the years ended December 31, 2001, 2000, and 1999 were not significant. The Company had no source of revenue at December 31, 2001. Additional revenue recognition policies will be determined when operations commence again.

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

           p. Change in Accounting Principles

           Effective December 31, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock".

           This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorize but unissued shares is in sufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of December 31, 2001, would be calculated as of December 31, 2001, and presented as of that date as a cumulative effect of a change in accounting principle. At December 31, 2001, $391,470 was reclassified from equity to a liability and mark-to-market adjustment of $389,522 was recorded as the cumulative effect of a change in accounting principle.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

NOTE 2 -   INVENTORY

           Inventories   for  December  31,  2001  and  2000  consisted  of  the
           following:

                                                         DECEMBER 31,
                                               ---------------------------------
                                                   2001                2000
                                               ------------        -------------

           Finished goods                       $       -           $1,961,464
                                                ---------           ----------

               Total                            $       -           $1,961,464
                                                =========           ==========

           The balance at December 31, 2000 is net of a reserve for obsolete inventory for $100,000.

           Inventories for finished goods were stated at the lower of cost or market and based on the first-in, first-out basis.

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

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

NOTE 3 -   EQUITY TRANSACTIONS (Continued)

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

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

NOTE 3 -   EQUITY TRANSACTIONS (Continued)

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

           On December 15, 2000, the Company issued 2,000,000 shares of common stock to unrelated third parties at $0.20 per share. The Company recorded a stock subscription receivable of $400,000 in connection with this transaction.

           On December 29, 2000, the Company issued 2,000,000 warrants to an unrelated party as partial consideration for entering into a line of credit agreement below market value. The Company recognized additional compensation expense of $185,554.

           From January 10, 2001 to June 19, 2001, the Company converted $1,174,000 of debt into 64,292,260 shares of common stock. The Company recognized additional interest expense of $293,501, related to the beneficial conversion feature of the debentures pursuant to EITF 98-5.

           From February 12, 2001 to June 19, 2001, the Company converted $16,566 of interest related to convertible debentures into 950,157 shares of common stock at an average price per share of $0.02.

           From January 30, 2001 to February 19, 2001, the Company converted $948,530 of related debt and interest of $137,131 into 14,236,486 shares of common stock at an average price per share of $0.08.

           During the year ended December 31, 2001, the Company issued 16,500,000 shares of common stock in exchange for $691,000 of common stock subscriptions receivable. Of this amount, the Company collected $228,300. The Company wrote-off $1,404,700, including the remaining portion of the 2001 subscriptions, as uncollectible.

           During the year ended December 31, 2001, the Company issued 6,725,000 shares of common stock to employees and consultants for services rendered at an average price per share of $0.01.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 4 -   NOTES PAYABLE - RELATED PARTIES

           Notes payable - related parties consisted of the following at December 31, 2001 and 2000:

                                                          DECEMBER 31,
                                               ---------------------------------
                                                   2001                2000
                                               ------------        -------------
           Note payable to company
            controlled by CEO, bearing
            interest at 10%, unsecured
            and due on demand                   $        -          $   166,557

           Notes payable to CEO, bearing
            interest at 10% unsecured and
            due on demand                                -              447,126

           Note payable to Director dated
            December 9, 1999, bearing
            interest at 10%, unsecured
            and due on demand                            -              100,000
                                               ------------         ------------
               Total Notes Payable -
                Related Parties                          -              713,683

               Less current portion                      -             (166,557)
                                               ------------         ------------
               Long-Term Portion                $        -          $   547,126
                                               ============         ============

NOTE 5 -   NOTES PAYABLE

           Notes payable consisted of the following at December 31, 2001 and 2000:

                                                         DECEMBER 31,
                                               ---------------------------------
                                                   2001                2000
                                               ------------        -------------

           Note payable to a shareholder
            dated December 1, 1999 as
            advanced, bearing interest at
            12%, principal and interest due
            by January 31, 2000, secured by
            personal guarantee of previous
            certain officers                    $ 561,525           $   561,525

           Note payable to an individual
            dated December 24, 1999,
            bearing interest at 12%,
            secured by personal guarantee
            of chief executive officer, due
            on demand                                   -               100,000
                                                ----------          ------------
               Total notes payable                561,525               661,525

               Less: current portion             (561,525)             (100,000)
                                                ----------          ------------

                  Total long-term debt          $       -           $   561,525
                                                ==========          ============

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

NOTE 6 -   CONVERTIBLE DEBENTURES

                                                         DECEMBER 31,
                                               ---------------------------------
                                                   2001                2000
                                               ------------        -------------

           Four (4) convertible debentures
            for $300,000, dated October
            26, 2000, bearing interest at
            6%, due by November 1, 2005,
            unsecured, convertible into
            the Company's common stock at
            120% of the closing bid price
            on November 1, 2000 or 80% of
            the closing bid price for the
            lowest trading price for 20
            days immediately prior to the
            conversion date. The Company
            can require mandatory
            conversion if the closing bid
            price is $1.25 or higher per
            share for 10 consecutive
            trading days or upon the
            5-year anniversary date.           $         -         $  300,000

           Thirty-two (32) convertible
            debentures for $874,000, dated
            January 17, 2001, bearing
            interest at 6%, due by January
            17, 2006, unsecured,
            convertible into the Company's
            common stock at 120% of the
            closing bid price on January
            17, 2001 or 80% of the closing
            bid price for the lowest
            trading price for 20 days
            immediately prior to the
            conversion date. The Company
            can require mandatory
            conversion if the closing bid
            price is $1.25 or higher per
            share for 10 consecutive
            trading days upon the 5-year
            anniversary date.                            -                  -
                                               -----------         ----------
               Less current portion                      -                  -
                                               -----------         ----------
               Long-term portion               $         -         $  300,000
                                               ===========         ==========

           The Company paid debt offering costs of $68,695 associated with the issuance of the convertible debentures. The costs were amortized over the life of the debentures. Amortization expense of $66,405 and $2,290 was recognized for the years ended December 31, 2001 and 2000, respectively. All outstanding debentures were converted to common stock during the year ended December 31, 2001. During the years ended December 31, 2001, 2000, and 1999, the Company recognized additional interest expense related to the beneficial conversion feature of the debentures of $293,501, $0, and $0, respectively. These amounts are included in the interest expense of discontinued operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

           a. Operating Leases

           The Company leased office and warehouse space and other equipment items under non-cancelable operating leases which were due to expire in March 2004. The monthly office rent amount was $10,584. Rent expense for the years ended December 31, 2001, 2000, and 1999 was $405,138, $124,590, and $124,846, respectively.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

           The Company has terminated the California office lease as of November 31, 2001 against the terms of the lease agreement and are liable for all rents up to the contracted termination date of March 2004. The Company has accrued for all future obligations, of $275,654, as of December 31, 2001.

           Future payments required under the lease terms are as follows:

                                2002      2003      2004      2005      2006

           Pitney Bowes       $ 1,210   $    -    $    -     $    -    $    -
           Office lease             -        -         -          -         -
                              -------   ------    ------     ------    ------
                              $ 1,210   $    -    $    -     $    -    $    -
                              =======   ======    ======     ======    ======

           Pitney Bowes: $403 per quarter, expires September 2002. Office lease: $10,584 per month, expires March 2004.

           b. Royalty Agreement - British Open Collection

           BRITISH OPEN COLLECTION. On December 8, 1998, the Company obtained the sole and exclusive right and license to use certain trademarks associated with the British Open Golf Championship. The licensor was The Championship Committee Merchandising Limited, which is the exclusive licensor of certain trademarks from The Royal & Ancient Golf Club of St. Andrews, Scotland. This license was for the United States and its territories and had a seven year term. Under this license, the Company could manufacture, advertise, distribute and sell products bearing the licensed trademarks to specialty stores and the menswear departments of department stores. The Company was not permitted to sell these products to discount stores or mass-market retail chains. In return for this license, the Company was to pay the licensor through their agent, IMG, on a quarterly basis, a royalty equal to five percent of net wholesale sales of products bearing these trademarks, subject to a guaranteed minimum royalty. Net wholesale sales means the invoiced wholesale billing price, less shipping, discounts actually given, duties, insurance, sales taxes, value-added taxes and credits allowed for returns or defective merchandise. The first contract year was from January 1, 1999, to June 30, 2000. The second contract year was covered the period of July 1, 2000 through June 30, 2001. At December 31, 2000, the Company had accrued a liability to IMG of $62,500, which represented the minimum royalty due for July 1, 2000, through December 31, 2000.

           The agreement was mutually terminated by both parties on May 10, 2001. As a result of the termination, the Company paid IMG $150,000 in full satisfaction of the Company's obligations under the terminated licensing agreement.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 7 -   COMMITMENTS AND CONTINGENCIES (Continued)

           c.  Royalty Agreement - Dockers Golf

           DOCKERS GOLF. On May 10, 1999, our wholly-owned subsidiary obtained the exclusive, nonassignable right to use the "Dockers Golf" trademark solely in connection with the manufacturing, advertising, distribution and sale of products to approved retailers. The licensor was Levi Strauss & Co. This license was for the United States, its territories and Bermuda. The license had an initial term expiring on December 31, 2003 and would have renewed for an additional three year term expiring December 31, 2006 if: (i) net sales of the licensed products for calendar year 2002 were at least $17.0 million and (ii) our wholly-owned subsidiary had not violated any material provisions of the license. Thereafter, the licensor would have negotiated in good faith for up to two additional three year terms if: (i) the license was renewed for the initial renewal period, (ii) our wholly-owned subsidiary's net sales for each year in the initial renewal period had exceeded its projected sales for each such year and (iii) our wholly-owned subsidiary had not violated any material provisions of the license. Subject to a guaranteed minimum royalty, our wholly-owned subsidiary would have paid the licensor a royalty of six percent of net sales of first quality products and four percent of net sales of second quality products and close-out or end-of season products. If second quality products and close-out or end-of-season products account for more than ten percent of total licensed product sales, then the royalty on such products would have been six percent instead of four percent.

           Dockers terminated the agreement on May 9, 2001 claiming that the Company had breached certain terms of the licensing agreement. This termination is currently the subject of mediation hearings taking place in the first quarter of 2002. The Company has recorded accrued royalties of $441,000 related to the agreement. As of December 31, 2001, this is the full amount being sought by Dockers in the mediation.

           d. Employment Agreements

           The Company's wholly-owned subsidiary entered into a three year employment agreement with Barnum Mow, which commenced on September 17, 1999. Upon the expiration of the initial term, the agreement will automatically renew for one year terms unless either party elects not to renew the agreement by providing written notice to the other party at least four months' prior to the expiration of any term. Mr. Mow is employed as the Chief Executive Officer and President of Avid Sportswear, Inc. His base salary is $300,000 per year, subject to increases as determined by the employer. In addition to his salary, Mr. Mow also received a bonus of $50,000 in 2000. His bonus would be the same for each year during the term unless the employer establishes a formal bonus plan. The employer also agreed to reimburse Mr. Mow for all reasonable expenses incurred in connection with the performance of his duties.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 7 -   COMMITMENTS AND CONTINGENCIES (Continued)

           d. Employment Agreements (Continued)

           Effective January 31, 2001, Avid Sportswear, Inc. and Mr. Mow entered into an Amendment to Mr. Mow's Employment Agreement. As a result of Avid Sportswear, Inc.'s financial performance for the fiscal year ended December 31, 2000, Mr. Mow agreed to forfeit 1,200,000 shares of common stock of Avid Sportswear and Golf Corp. granted to Mr. Mow on January 17, 2000. Mr. Mow resigned his position in May 2001. On July 26, 2001, Mr. Mow filed a complaint against the Company and its wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing, and violation of Labor Codess.ss.227.3. Mr. Mow seeks damages, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. The Company has determined that it is too early to evaluate the likelihood of an unfavorable outcome.

           The Company's wholly-owned subsidiary had also entered into a five year employment agreement with David Roderick, effective January 1, 1999. From January 1999 until September 1999, Mr. Roderick was employed as the President of Avid Sportswear, Inc. In September 1999, Mr. Roderick became the Vice President of Production and Sales. His base salary was $150,000, subject to increases as determined by the employer. In addition, Mr. Roderick was eligible for bonuses at the discretion of the Board of Directors. The employer agreed to reimburse Mr. Roderick for all reasonable expenses incurred in connection with the performance of his duties. Mr. Roderick resigned his position in May 2001. He has also filed a complaint against the Company and its wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing, and violation of Labor Code ss.ss. 227.3. Since filing the initial complaint, Mr. Roderick has not pursued the claim and has missed several scheduled court appearances and deadlines. The Company has determined that it is too early to evaluate the likelihood of an unfavorable outcome.

           On January 3, 2000, the Company's wholly-owned subsidiary entered into an employment agreement with Stephen Korn to serve as the Company's Chief Financial Officer (CFO). His base salary was
           $160,000. Additionally, the CFO was eligible for bonuses at the discretion of the board of directors. The employer agreed to reimburse Mr. Korn for all reasonable expense incurred in connection with the performance of his duties. Mr. Korn resigned his position in May 2001. On August 1, 2001, Mr. Korn filed a complaint against the Company and its wholly-owned subsidiary alleging termination in violation of public policy, breach of written and implied contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, negligent interference with contractual relations, and violation of Labor Code ss.ss. 201 and 227.3.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 7 -   COMMITMENTS AND CONTINGENCIES (Continued)

           d. Employment Agreements (Continued)

           Mr. Korn seeks damages in an amount proven at trial, prejudgment interest thereon, a penalty in accordance with Labor Code ss.203, costs of suit incurred, and attorney's fees and costs according to statute. The Company has determined that it is too early to evaluate the likelihood of an unfavorable outcome.

           On February 1, 2000, the Company signed an Executive Employment Agreement with Earl Ingarfield, its President and Chief Executive Officer (CEO). The base compensation for each year would have been $325,000 plus cost of living adjustments. Additionally, the CEO would be eligible for incentive bonus compensation as determined by the Board of Directors. The agreement was for a period of three years. The Company agreed to reimburse Mr. Ingarfield for all reasonable expenses incurred in connection with the performance of his duties. Mr. Ingarfield resigned his position in June 2001.

           On June 25, 2001, the Company entered into a three-year employment agreement with Frank J. Jakovac, to act as President and Chief Executive Officer. The base salary for services was $127,500 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary was increased to $255,000 per year, payable in semi-monthly installments. The CEO was eligible for additional bonuses based on the bonus plan for senior management established by the CEO and Board of Directors for each fiscal year. The CEO was to be granted and fully vested in 5% of the Company's total shares of issued stock. The 5% ownership percentage would have applied to all current and future issuance of stock. Although Mr. Jakovac still serves as a director of the Company, the above mentioned employment agreement was nullified on December 1, 2001.

           On June 25, 2001, the Company entered into a three-year employment agreement with James W. Handlon to act as Executive Vice President and Chief Operating Officer. The base salary for services $125,000 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary was increased to $245,000 per year, payable in semi-monthly installments. The COO is eligible for additional bonuses based on the bonus plan for senior management established at the CEO and Board of Directors for each fiscal year. The COO was to be granted and fully vested in 5% of the Company's total shares of issued stock. The 5% ownership percentage would have applied to all current and future issuances of stock. Although Mr. Handlon still serves as a director of the Company, the above mentioned employment agreement was nullified on December 1, 2001.

           On June 25, 2001, the Company entered into a three-year employment agreement with Michelle Mathis to act as the Director of Corporate and Legal Affairs. The base salary for services $50,000 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary $100,000 per year, payable in semi-monthly installments.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 7 -   COMMITMENTS AND CONTINGENCIES (Continued)

           d. Employment Agreements (Continued)

           The Director of Corporate and Legal Affairs eligible for additional bonuses based on the bonus plan for senior management established at the CEO and Board of Directors for each fiscal year. The Director of Corporate and Legal Affairs was to be granted and fully vested in 1% of the Company's total shares of issued stock. The 1% ownership percentage would have applied to all current and future issuances of stock. Although Ms. Mathis still serves as a director of the Company, the above mentioned employment agreement was nullified on December 1, 2001.

           e. PGA Tour Pro Endorsements

           In 2000, Avid Sportswear, Inc. (Avid), the wholly-owned subsidiary of Avid Sportswear and Golf Corp., entered into individual Endorsement Agreements, typically for a two-year term, with individual PGA Tour professionals, whereby the individual is paid an annual fixed fee to wear products licensed by Avid at golf and golf-related events, and be included in advertising and other promotional events, including personal appearances. The fixed fee for the first year was set forth in the Agreement, whereas the second year fixed fee was determined by that individual's final ranking on the official PGA Tour Money List at the end of the first year. The individuals were also eligible to earn a bonus for performance on individual PGA Tour events and at year-end, based upon the individual's final ranking of the official PGA Tour Money List at the end of each contract year. The fixed fee, bonus incentive, and required number of personal appearances varied by individual. The Company has terminated all of these endorsement agreements as of December 31, 2001 and has accrued for the earned minimum future guaranteed payments, of $403,061, as of December 31, 2001.

           f. Common Stock Issued Without Restrictive Legend

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

NOTE 8 -   CONCENTRATIONS OF RISK

           a. Cash

           The Company maintains cash accounts at financial institutions located in Spring, Texas. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

NOTE 8 -   CONCENTRATIONS OF RISK (Continued)

           b. Accounts Receivable

           The Company provided for accounts receivable as part of operations. Management does not believe that the Company is subject to credit risks outside the normal course of business.

           c. Accounts Payable

           The  Company  has one vendor  which  accounts  for 72% and 70% of the
           total   accounts   payable  as  of  December  31,  2001,   and  2000,
           respectively.

NOTE 9 -   CUSTOMERS AND EXPORT SALES

           During 2001, 2000, and 1999, the Company operated one industry segment which was the manufacturing and marketing of sports apparel.

           The Company's financial instruments subject to credit risk are primarily trade accounts receivable from its customers.

                                                     For the Years Ended
                                                        DECEMBER 31,
                                  --------------------------------------------
                                        2001          2000          1999
                                  --------------  ------------  --------------

           Foreign sales           $          -   $    27,497    $         -
           Domestic sales            20,720,343    11,159,222      2,360,596
                                   ------------   -----------    -----------

                                   $ 20,720,343   $11,186,719    $ 2,360,596
                                   ============   ===========    ===========

           See Note 18 for a discussion of discontinued operations.

NOTE 10 -  DUE FROM FACTOR

           In August 2000, Avid Sportswear, Inc. (Avid), the wholly-owned subsidiary of Avid Sportswear and Golf Corp., entered into a factoring, revolving credit and trade finance agreement with a factor. Under this agreement which had an initial term expiring in August 2001 and continuing on an annual basis thereafter, Avid assigned substantially all of its accounts receivable to the factor, typically on a non-recourse basis. Avid requested advances up to 75% of the eligible net sales and up to 40% of eligible inventory. Due to non-compliance with certain covenants in 2000, Avid only received advances against inventory up to 10% of eligible inventory. Advances against inventory could not exceed $2,500,000 at any one order before shipment. All accounts receivable at the time of entering into the factor agreement, the accounts receivable from orders open, but unshipped at the time of entering into the factor agreement, and any orders shipped without factor credit approval are on a full recourse basis. The factor charged Avid a fee on the net sales factored and interest on the amounts advanced at the factor's index rate plus 4.29%.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 10 -  DUE FROM FACTOR (Continued)

           The index rate was 6.20% at December 31, 2000, corresponding to an interest rate of 10.49%. For the year ended, December 31, 2000, Avid paid $110,537 of interest to the factor. Avid was subject to financial covenants under the agreement including the requirement to maintain a minimum tangible net worth and minimum working capital. At December 31, 2000, Avid was in violation of those covenants.

           On May 22, 2001, the Company's factor provided notice that the Company's wholly-owned subsidiary was in default of the factoring agreement on account of, among other things, the termination of the Trademark License Agreement with Levi Strauss & Co. Subsequently, on July 20, 2001, the Company's wholly-owned subsidiary received notice from the factor that the obligations under the factoring agreement had been paid in full. Also on July 20, 2001, the Company's wholly-owned subsidiary received notice from the factor that the Company's chairman has no further obligations as the guarantor of the factoring agreement. For the year ended December 31, 2001, Avid paid $55,904 of interest to the factor.

           Outstanding factored receivables:

                                                    DECEMBER 31,
                                           ------------------------------
                                              2001               2000
                                           ------------      ------------

              Without recourse              $        -       $ 2,565,373
              Full recourse                          -         1,433,982
                                           ------------      ------------

              Total                                  -         3,999,355
                                           ------------      ------------

              Less advances                          -        (3,089,062)
              Less allowance for bad debt            -           (93,630)
                                           ------------      ------------

              Total due from factor         $        -       $   816,663
                                           ============     =============

           The trade finance portion of the agreement provided for the factor to open letters of credit to facilitate the purchase of inventory. Letters of credit were opened as needed, subject to factor approval, and were secured by the acquired inventories. Open letters of credit could not exceed $3,500,000 at any time. The amount of open letters of credit was $-0- and $366,081 at December 31, 2001, and 2000, respectively.

           Obligations due to the factor under the factoring agreement were collateralized by a continuing security interest in all of the assets of Avid, except fixed assets, and were guaranteed by the parent. All indebtedness due to the factor was additionally guaranteed by a shareholder up to a limit of $375,000. As noted above, on July 20, 2001, the Company was notified by the factor that the shareholder had no further obligations as guarantor of the factoring agreement because the factoring agreement had been paid in full and was terminated.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 11 -  CAPITAL LEASES

           Property and equipment payments under capital leases as of December 31, 2001 and 2000 is summarized as follows:

                       Year End                        DECEMBER 31,
                     December 31,              2001                  2000
                  ----------------          ------------         ------------

                        2002                 $      -             $  68,116
                        2003                        -                56,320
                        2004                        -                21,491
                                            ------------         ------------

              Total minimum lease payments          -               214,043
              Less interest and taxes               -               (46,810)
                                            ------------         ------------

              Present value of net minimum
               lease payments                       -               167,233
              Less current portion                  -               (44,279)
                                            ------------         ------------

              Long-term portion of capital
               lease obligations             $                    $ 122,954
                                            ============         ============

           The Company defaulted on all three of its capital leases during the year ended December 31, 2001. All of the leased assets were repossessed and then resold. The Company recorded the proceeds received from the repossession and sale of $7,077 as a loss on disposition of leased assets of $132,397 for the year ended December 31, 2001.

           The Company recorded depreciation on capitalized lease equipment expense of $30,576, $13,512, and $0, for the years ended December 31, 2001, 2000, and 1999, respectively. This depreciation is included in the loss from discontinued operations.

NOTE 12 -  RELATED PARTY TRANSACTIONS

           During the year ended December 31, 2001, officers and directors of the Company converted $948,530 of debt and $137,131 of interest into 14,236,486 shares of common stock.

           During the year ended December 31, 2001, the Company paid $100,000 in full satisfaction of a related party debt owed to a former director of the Company.

           Effective January 31, 2001, the president of the subsidiary forfeited all 1,200,000 shares of common stock granted to him on January 17, 2000, pursuant to the amendment to the president's Employment Agreement.

           On January 30, 2001, the CEO of the Company personally guaranteed an $897,895 account payable to Sewn Products International from the subsidiary in connection with the subsidiary's purchase of inventory.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

NOTE 12 -  RELATED PARTY TRANSACTIONS (Continued)

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

           Certain   officers  and  directors  of  the  Company  had  personally guaranteed the office lease agreement in Torrance, California and the revolving credit and factoring agreement (Note 10).

NOTE 13 -  GOING CONCERN

           The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business. However, the Company has current liabilities in excess of current assets of $3,522,459 and has generated significant losses for the years ended December 31, 2001, 2000, and 1999. Additionally, the Company reentered the development stage on January 1, 2002, because all operations have been discontinued.

           Management believes that the company will be able to obtain a significant ownership position in a worldwide license to manufacture and sell a world recognized brand product in the immediate future. In management's opinion the Company will need to raise capital to acquire the ownership position in the desired license which is predicated on changing its capital structure. The changing of the capital structure will require shareholder approval, which management believes will be granted in the near future. There are no assurances that the Company will be able to raise the capital required or obtain shareholder approval for the change in capital structure

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

NOTE 14 -  GOODWILL

           On March 1, 1999, the Company acquired its wholly-owned subsidiary Avid Sportswear, Inc. Goodwill of $2,559,331 was recorded as part of the transaction. The balance of goodwill was as follows: DECEMBER 31, 2001 _ 2000

                                                    DECEMBER 31,
                                           ------------------------------
                                              2001               2000
                                           ------------      ------------

                 Goodwill                    $      -        $ 2,559,331

                 Accumulated amortization           -           (468,861)
                                           ------------      ------------

                                             $      -        $ 2,090,171
                                           ============      ============

           The goodwill was being amortized over a 10 year period. As a result of the termination of the license agreements (discussed in Note 7), the goodwill associated with the purchase of the wholly-owned subsidiary was considered impaired. An impairment loss of $1,898,520 has been recognized for the year ended December 31, 2001. During the years ended December 31, 2001, 2000, and 1999, the Company recorded amortization expense of $191,950, $255,933, and $212,928, respectively.

NOTE 15 -  LINE OF CREDIT

           In November 2000, the Company signed a Line of Credit Agreement with GMF Holdings (GMF). The Company has engaged May Davis Group, Inc. to act as its exclusive placement agent in connection with the Line of Credit Agreement for the issuance and sale of debentures by the Company. GMF agreed to sell to the Company up to $10,000,000 of debentures for a period not to exceed two years. The Company could make advances no more often than fifteen trading days after the prior advance notice date. The advance date occurs when the escrow agent is in receipt of funds from the investor (GMF) and the placement agent's counsel is in possession of free trading shares from the Company and can therefore make an advance. No advance date shall be less than twenty-five trading days after an advance notice date. Unless the investor agrees in advance, the maximum individual advance shall be equal to one hundred fifty (150%) percent of the average daily volume of the Company's common stock multiplied by the purchase price. The purchase price was 80% of the market price.

           The market price was the lowest closing bid price over the pricing period. The agreement was effective on January 8, 2001, which was the date that the Securities and Exchange Commission declared the SB-2 filed on December 20, 2000 effective. During the years ended December 31, 2001, and 2000, the Company received advances of $874,000, and $300,000 in the form of convertible debentures, respectively. All of the debentures were converted into common stock during 2001. The Company also converted $16,566 of interest related to the debentures.

           During the years ended December 31, 2001, and 2000, the Company recorded additional interest expense of $293,501 and $0, respectively, to reflect the beneficial conversion feature of the debentures.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


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

           A Summary of the Company's outstanding stock options and weighted average assumptions used for grants as of December 31, 2001 is presented below:

                                    Vesting
                        Date of     Require-   Exercise   Exercise    Trading     Amount
    Description          Grant       Ments      Number     Price       Price    Exercised
--------------------- ----------  ----------- ---------- ----------  ---------  ---------

1) Lone Star Capital   08/14/00    Immediate   175,000    $  0.35     $  0.31         -
2) D. Aganost          08/09/00    Immediate   200,000    $  0.35     $  0.38         -
3) D. Blakely          08/09/00    Immediate   100,000    $  0.35     $  0.38         -
                                               -------                          ---------

                                               475,000                                -
                                               =======                          =========

                                  Risk-Free
                       Expiration  Interest   Expected    Expected    Expected  Compensation
    Description           Date       Rate       Life     Volatility   Dividends    Expense
--------------------  ----------- ----------  --------   ----------   --------- -------------
1) Lone Star Capital    08/14/10    6.00%         2        182.84%        0      $  43,922
2) D. Aganost           08/09/10    6.79%         5        182.83%        0         72,506
3) D. Blakely           08/09/10    6.79%         5        182.83%        0         36,253
                                                                                 ---------
                                                                                 $ 152,681
                                                                                 =========

           b. Unqualified Stock Options

           In January 2000, the Company granted options to purchase an aggregate of 1,864,477 shares of its common stock to employees and directors for services rendered.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


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

           Under the accounting provisions of SFAS No. 123, the company's net income would have been decreased by the pro forma amounts indicated below:

                                           2001          2000         1999
                                       ------------  ------------  -----------

           Net loss:
               As reported            $ (6,188,239) $ (8,661,554)  $(5,035,978)
               Pro forma              $ (6,188,239) $ (8,911,124)  $(5,035,978)

           Net income per share:
               As reported            $      (0.06) $      (0.23)  $     (0.25)
               Pro forma              $      (0.06) $      (0.24)  $     (0.25)

           c. Warrants

           A summary of the Company's outstanding warrants and weighted average assumptions used for grants as of December 31, 2001 is presented below:

                                            Vesting
                             Date of       Require-       Exercise       Exercise        Trading        Amount
     Description              Grant          Ments         Number          Price          Price        Exercised
 --------------------      -----------   ------------   ------------   ------------    -----------    -----------

1) May Davis Group          12/29/00     Immediately      1,680,000      $   0.35        $  0.13              -
2) Persia Consulting        12/29/00     Immediately        320,000      $   0.35        $  0.13              -
3) J. McKee                 12/31/99     Immediately        285,714      $   1.50        $  0.38              -
4) D. Paetz                 12/31/99     Immediately        100,000      $   0.50        $  0.38              -
5) Tarpon Scurry            01/08/99     Immediately         39,000      $   0.01        $  1.77              -
                                                        -------------                                 ----------
                                                          2,424,714                                           -
                                                        =============                                 ==========

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 16 -  DILUTIVE INSTRUMENTS (Continued)

           c. Warrants (Continued)

                                        Risk-Free
                           Expiration   Interest    Expected    Expected      Expected     Compensation
     Description              Date        Rate       Life      Volatility     Dividends       Expense
----------------------    ------------ ----------- ---------- ------------  ------------  --------------

1) May Davis Group          12/29/10     5.13%         3         173.61%          0          $155,865
2) Persia Consulting        12/29/10     5.13%         3         173.61%          0            29,689
3) J. McKee                 08/23/09     5.87%         5         100.63%          0            63,074
4) D. Paetz                 08/01/03     5.87%         5         100.63%          0            28,194
5) Tarpon Scurry            01/08/04     5.69%         3          86.94%          0            53,235
                                                                                             --------
                                                                                             $330,057
                                                                                             ========

NOTE 17 -  OPTION TO PURCHASE LICENSE

           During the year ended December 31, 2001, the Company paid $150,000 to an advisory company related to a consultant as a deposit on an option to acquire a 50% ownership position in a worldwide license to manufacture and sell a world recognized brand product.

           During the year ended December 31, 2001, the Company also advanced the advisory company $300,000 in order to cover the expenses in securing the option. The advance is due upon demand and is non-interest bearing.

NOTE 18 -  DISCONTINUED OPERATIONS

           Effective November 30, 2001, the Company ceased all operations relating to the manufacture and sale of golf wear related products. This discontinuation of operations included all operations of the company and its subsidiaries with the exception of Vida, Inc., which continues to operate on a limited basis. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

           As a result of the  discontinuation of operations and as discussed in
           Note 11, the Company defaulted on all three of its outstanding capital leases. All of the leased assets were repossessed and then resold by the leasing companies. The Company received $7,077 from the proceeds of the sale. The remaining book value of the leased assets, of $132,397, was written off as a loss on disposition of leased assets of $132,397. The Company then sold all of its remaining fixed assets, which had a net book value, as of the disposal date, of $710,635, for $44,025 and recorded a loss on sale of fixed assets of $666,610.

                          AVID SPORTSWEAR & GOLF CORP.
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


NOTE 18 - DISCONTINUED OPERATIONS (Continued)

         The Company, as discussed in Note 14, has also written off all unamortized goodwill. An impairment loss of $1,898,520 has been recognized for the year ended December 31, 2001.

         The following is a summary of the loss from discontinued operations resulting from the elimination of all operations, with the exception of Vida, Inc.

                                                                                For the Years Ended
                                                                                     December 31,
                                                          ------------------------------------------------------------------
                                                                   2001                   2000                  1999
                                                          ---------------------   --------------------   -------------------
          SALES, NET                                       $        20,720,343     $       11,186,719     $       2,682,417
                                                          ---------------------   --------------------   -------------------
          COST OF SALES                                             14,322,676              9,951,682             1,854,985
                                                          ---------------------   --------------------   -------------------
          GROSS MARGIN                                               6,397,667              1,235,037               827,432
                                                          ---------------------   --------------------   -------------------
          EXPENSES

             Shipping expenses                                         264,159                498,974               153,848
             Design expenses                                           158,271                416,552               156,358
             Selling expenses                                        2,701,426              2,833,363               966,065
             Depreciation and amortization expense                     407,259                463,936               369,072
             General and administrative                              5,739,741              5,247,097             3,803,463
             Bad debt                                                  524,033                  6,840                57,039
             Loss on impairment on goodwill                          1,898,520                      -                     -
             Loss on disposition of leased assets                      132,397                      -                     -
             Loss on sale of equipment                                 666,610                 39,827                     -
                                                          ---------------------   --------------------   -------------------
                         Total Operating Expenses                   12,492,416              9,506,589             5,505,845
                                                          ---------------------   --------------------   -------------------
          OPERATING LOSS                                            (6,094,749)            (8,271,552)           (4,678,413)
                                                          ---------------------   --------------------   -------------------

          OTHER INCOME (EXPENSE)
             Interest expense                                         (503,979)              (390,002)             (438,269)
             Interest income                                                 -                      -                80,704
                                                          ---------------------   --------------------   -------------------
                         Total Other Income (Expense)                 (503,979)              (390,002)             (357,565)
                                                          ---------------------   --------------------   -------------------

          NET LOSS BEFORE
             EXTRAORDINARY ITEM                                     (6,598,728)            (8,661,554)           (5,035,978)

          EXTRAORDINARY GAIN                                            41,988                      -                     -
                                                          ---------------------   --------------------   -------------------
          NET LOSS FROM DISCONTINUED
             OPERATIONS                                    $        (6,556,740)    $       (8,661,554)    $      (5,035,978)
                                                          =====================   ====================   ===================


                   The accompanying notes are integral to the consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 9.    DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT.

           Information concerning our current executive officers and directors is set forth in the following table:

         NAME:                    AGE:       POSITION:
         -----                    ----       ---------

         Frank Jakovac             52        President, Chief Executive Officer
                                             and Director
         James Handlon             56        Director
         Michelle Mathis           42        Director

     FRANK JAKOVAC. Mr. Jakovac has over 20 years of Fortune 500 and small growth company business experience. Mr. Jakovac was previously the President and Chief Executive Officer of Memorex Finance Company, Chairman of Gateway Group, Inc. and President and Chief Executive Officer of Adriatic Ventures, Inc. During the past 5 years, Mr. Jakovac has been involved in the management of private companies.

      JAMES HANDLON Mr. Handlon has over 20 years of experience with Fortune 50 and "big five" companies. Mr. Handlon's prior experience includes positions with the Marriott Corporation, Ernst & Young Consulting, Towers Perrin and Digital Commerce.

     MICHELLE MATHIS Ms. Mathis is a strategic business attorney with over fifteen years experience in the legal profession. Ms. Mathis has served as In-House Counsel and Director of Legal Affairs for several privately-held corporations. In addition, Ms. Mathis has served in an advisory capacity in the governmental federal corporate restructuring of savings and loans. During the past 5 years, Ms. Mathis has been in private legal practice.

      On September 24, 2001, Mr. Earl Ingarfield resigned as Chief Executive Officer and Chairman of the Board of Directors of Avid.

      On  December 1, 2001,  Mr.  Michael  LaValliere  resigned as a Director of
Avid.

      On May 17, 2001, Mr. Barnum Mow resigned as Chief Executive Officer and President of our wholly-owned subsidiary and as a Director of Avid.

      On August 16, 2001, Mr. Jerry Busiere resigned as Chief Financial Officer and a Director of Avid.

ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

      The following table provides information about the compensation paid by Avid to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 2001, 2000 and 1999 and who received in excess of $100,000:

                                           ANNUAL
                                        COMPENSATION                             LONG-TERM COMPENSATION
                                 ---------------------------------------------------------------------------------------------
                                                                                 RESTRICTED    SECURITIES
                                                                 OTHER ANNUAL      STOCK       UNDERLYING      ALL OTHER
                                           SALARY      BONUS     COMPENSATION     AWARD(S)       OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION(S)   YEAR       ($)        ($)           ($)             ($)          (#S)            ($)

Frank Jakovac(1)                 2001     $72,917          --             --             --            --              --
President, Chief Executive       2000          --          --             --             --            --              --
Officer and Director             1999          --          --             --             --            --              --

Earl T. Ingarfield(2)            2001    $216,667          --             --             --            --              --
Former Chief Executive Officer,  2000    $325,000          --             --             --            --              --
President and Chairman of the
Board of Directors               1999          --          --             --             --            --              --

Barnum Mow(3)                    2001    $152,692          --             --             --            --              --
Former President of Avid         2000    $300,000          --             --             --(4)         --(5)           --
Sportswear, Inc.                 1999     $70,577     $25,000             --             --            --              --

David Roderick, Executive        2001     $82,958          --             --             --            --              --
Former Vice-President of         2000    $150,000          --      12,500(6)             --            --              --
Merchandising and Design of
Avid Sportswear, Inc.            1999    $150,000          --      12,500(6)             --            --              --

  _____________________

  (1) Mr. Jakovac became President, Chief Executive Officer and a Director of Avid in June 2001.

  (2) Mr. Ingarfield became Chief Executive Officer, President and Chairman of the Board of Directors of Avid in June, 1998. On September 24, 2001, Mr. Ingarfield resigned as Chief Executive Officer and Chairman of the Board of Directors of Avid.

  (3) Mr. Mow became Chief Executive Officer and President of Avid's wholly-owned subsidiary on September 17, 1999. On May 17, 2001, Mr. Mow resigned as Chief Executive Officer and President of Avid's wholly-owned subsidiary and as a Director of Avid.

  (4) On January 17, 2000, Avid issued 1,200,000 shares of Avid's common stock to Mr. Mow. These shares were forfeited pursuant to an amendment to Mr. Mow's employment agreement effective January 31, 2001.

  (5) On January 17, 2001, Avid granted 864,477 options to purchase Avid's common stock. All of these options were terminated effective May 17, 2001 pursuant to Mr. Mow's resignation as Chief Executive Officer and President of Avid's wholly-owned subsidiary and as a Director of Avid.

  (6) Mr. Roderick's other annual compensation consists of a company car and automobile insurance.

EMPLOYMENT AGREEMENTS

      On June 25, 2001, Avid entered into a three-year employment agreement with Frank J. Jakovac, to act as President and Chief Executive Officer. The base salary for services was $127,500 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary was $255,000 per year, payable in semi-monthly installments. An initial bonus of 1,250,000 shares of common stock at $0.01 per share vested immediately, and $25,000 to be paid upon signing new business equaling or greater than $1,000,000 of new revenue. Mr. Jakovac was granted and fully vested in 5% of the Company's total shares of issued stock. Avid was unable to honor its obligations under this employment agreement and as a result, Avid and Mr. Jakovac mutually agreed to terminate the agreement as of December 1, 2001. Mr. Jakovac received no shares of common stock or options pursuant to the employment agreement.

      On June 25, 2001, Avid entered into a three-year employment agreement with James W. Handlon to act as Executive Vice-President and Chief Operating Officer. The base salary for services was $125,000 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary was $245,000 per year, payable in semi-monthly installments. An initial bonus of 1,250,000 shares of common stock at $0.01 per share vested immediately, and $25,000 to be paid upon signing new business equaling or greater than $1,000,000 of new revenue. Mr. Handlon was granted and fully vested in 5% of the Company's total shares of issued stock. Avid was unable to honor its obligations under this employment agreement and as a result, Avid and Mr. Handlon mutually agreed to terminate the agreement. Mr. Handlon received no shares of common stock or options pursuant to the employment agreement as of December 1, 2001.

      On June 25, 2001, Avid entered into a three-year employment agreement with Michelle Mathis to act as the Director of Corporate and Legal Affairs. The base salary for services was $50,000 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary was $100,000 per year, payable in semi-monthly installments. An initial bonus of 800,000 shares of common stock at $0.01 per share vested immediately, and $10,000 to be paid upon signing new business equaling or greater than $1,000,000 of new revenue. Ms. Mathis was granted and fully vested in 1% of the Company's total shares of issued stock. Avid was unable to honor its obligations under this employment agreement and as a result, Avid and Ms. Mathis mutually agreed to terminate the agreement. Ms. Mathis received no shares of common stock or options pursuant to the employment agreement as of December 1, 2001.

      On February 29, 2000, Avid entered into a three-year employment agreement with Mr. Ingarfield. Pursuant to this agreement, Mr. Ingarfield was employed as the Chief Executive Officer and President of Avid. Mr. Ingarfield had an annual base salary of $325,000, plus annual cost of living adjustments and other increases to be determined by the Board of Directors. Except in the event of a change of control or other special circumstance, Mr. Ingarfield's salary (less employment taxes) was to be paid quarterly in Avid's stock on the last day of each calendar quarter. In addition, Mr. Ingarfield was to be entitled to annual incentive bonus compensation in an amount to be determined by the Board of Directors. Mr. Ingarfield was entitled to a company car. In the event that Mr. Ingarfield's employment was terminated by Avid without "cause" or by Mr. Ingarfield for "good reason" (which includes a change of control), he was entitled to receive all accrued or earned but unpaid salary, bonus (defined as an amount equal to the prior years' bonus) and benefits for the lesser of the balance of the term or three years. In addition, Mr. Ingarfield was entitled to certain relocation expenses incurred in a change of principal residence. The agreement provided that Mr. Ingarfield will not compete with Avid during his employment and for two years thereafter unless his employment was terminated by Avid without "cause" or by Mr. Ingarfield for "good reason." Mr. Ingarfield has demand and piggy-back registration rights with respect to his stock in Avid. Mr. Ingarfield may require Avid to file a registration statement with respect to this stock on an annual basis. Mr. Ingarfield's employment with Avid was terminated on September 24, 2001.

      Avid's wholly-owned subsidiary entered into a three-year employment agreement with Barnum Mow, commencing September 17, 1999. Mr. Mow resigned from employment with Avid on May 17, 2001. On July 26, 2001, Avid and Avid's wholly-owned subsidiary were named in litigation with Mr. Mow. Mr. Mow filed a complaint against Avid and Avid's wholly-owned subsidiary alleging breach of contract, breach of implied covenant of good faith and fair dealing and violation of Labor Code ss. 227.3. Mr. Mow seeks damages in the amount of $444,307.00, prejudgment interest thereon, costs of suit incurred, and attorney's fees and costs according to statute. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate of potential loss.

      Avid's wholly-owned subsidiary also entered into a five-year employment agreement with David Roderick, effective January 1, 1999. Mr. Roderick resigned from employment with Avid on May 29, 2001. On September 26, 2001, Avid and Avid's wholly-owned subsidiary were named in litigation with David Roderick. Mr. Roderick filed a complaint against Avid and Avid's wholly-owned subsidiary alleging fraud, negligent misrepresentation, unjust enrichment, and breach of written contract. Mr. Roderick seeks damages in an amount proven at trial, punitive damages in an amount proven at trial, costs of suit incurred, and attorney's fees. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

AVID'S 2000 STOCK INCENTIVE PLAN

      On January 17, 2000,  Avid adopted its 2000 Stock  Incentive  Plan,  under which the Company's key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock or stock options. It is presently administered by the Board of Directors. Subject to the provisions of the incentive plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and determine the terms and conditions and the number of shares issued pursuant thereto.

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

      On January 17, 2000, Avid granted stock options as follows:

                            NO. OF
      NAME:                 SHARES:   EXERCISE PRICE:   EXPIRATION:
      -------------------  --------- ----------------- -------------------
      Earl T. Ingarfield    200,000       $0.30         January 16, 2010

      Thomas Browning       200,000       $0.30         January 16, 2010

      Michael LaValliere    200,000       $0.30         January 16, 2010

      Steven Ponsler        200,000       $0.30         January 16, 2010

      Jeff Abrams           200,000       $0.30         January 16, 2010

      These options were granted in exchange for these individuals' agreement to personally guaranty certain obligations of Avid, including leases for its facilities. Avid does not believe that it could have obtained these leases without the personal guarantees. Subsequently, in August, 2000, the options to Messrs. Ponsler and Abrams were cancelled when Avid's senior lender required payment of its loan facility to Avid and such payment was made solely by Mr. LaValliere and Lido Capital Corporation.

RESTRICTED STOCK GRANT

      On January 17, 2000, Avid granted Barnum Mow, Chief Executive Officer and President of Avid's wholly-owned subsidiary, 1.2 million shares of Avid's common stock, in part, to provide an economic incentive to maximize our financial results. These shares were restricted shares; all shares were vested upon grant and none were subject to any restrictions. These shares were forfeited pursuant to an amendment to Mr. Mow's employment agreement effective January 31, 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

BENEFICIAL OWNERS

      As of April 1, 2002, other than (i) the persons identified in the following table and (ii) the directors and executive officers identified in the table under "Directors and Executive Officers" section below, no person owned beneficially more than five percent (5%) of our common stock.

                                                  SHARES
                                               BENEFICIALLY          PERCENT
NAME AND ADDRESS             TITLE OF CLASS       OWNED            OF CLASS(1)
--------------------------   ---------------- -----------------   ------------
Lido Capital Corporation     Common Stock       16,756,017            11.23%

_______________________

(1) Applicable percentage is based on 148,933,309 shares outstanding, plus any securities convertible or exchangeable into shares of common stock for the purpose of computing the percentage ownership of such person only.

DIRECTORS AND EXECUTIVE OFFICERS OF AVID

      The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers and by all directors and executive officers as a group as of April 1, 2002. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of April 1, 2002, we had 148,933,309 shares of common stock outstanding.

                                          BENEFICIALLY
NAME AND ADDRESS                          OWNED SHARES     PERCENT OF CLASS(1)

Frank Jakovac                               400,000(2)                    *
834 Ridge Avenue
Pittsburgh, Pennsylvania  15212

James Handlon                                 - 0 -                    0.0%
834 Ridge Avenue
Pittsburgh, Pennsylvania  15212

Michelle Mathis                               - 0 -                    0.0%
834 Ridge Avenue
Pittsburgh, Pennsylvania  15212

All officers and directors as a
 group (3 persons)                          400,000                       *

_______________________

*     Less than 1%.

(1) Applicable percentage of ownership is based on 148,933,309 shares of common stock outstanding, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 1, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

      LOANS. From time to time Avid has entered into related party transactions primarily to finance the operations of the Company. Avid has borrowed money periodically from Messrs. Ingarfield, Browning and LaValliere. Some of the loans described below have been made by Lido Capital Corporation, an entity wholly-owned by Mr. Ingarfield. Because Mr. Ingarfield has exclusive control over Lido Capital Corporation, all loans from Mr. Ingarfield and Lido Capital Corporation are reflected as loans from Mr. Ingarfield. Below is a summary of all loans to and from related parties since January 1, 2000:

      o In January 2000, Mr. Ingarfield loaned Avid a total of $557,562, Mr. LaValliere loaned Avid a total of $125,000 and Mr. Browning loaned Avid a total of $200,000.

      o In February 2000, Avid issued 1,200,000 shares of common stock to Barnum Mow in consideration of his employment.

      o In February 2000, Mr. Ingarfield loaned Avid a total of $182,000. Pursuant to the terms of his convertible demand note, on January 25, 2000, Mr. Ingarfield elected to convert $247,562 into 825,207 shares of common stock at a conversion price of $0.30 per share, or 80% of the closing price on that date. Also on that date, Mr. LaValliere elected to convert $125,000 into 416,667 shares of common stock at a conversion price of $0.30 per share.

      o On February 1, 2000, Mr. Ingarfield elected to convert $236,498 into 695,583 shares of common stock at a conversion price of $0.34 per share, or 80% of the closing price on that date.

      o    In March 2000, Mr. Ingarfield loaned Avid a total of $119,462.

      o In April 2000, Avid repaid $372,964 to Mr. Ingarfield. Also in April 2000, Avid loaned a total of $201,706 to Mr. Ingarfield upon the same terms as the funds previously borrowed from Mr. Ingarfield.

      o    In May 2000, Avid loaned a total of $8,500 to Mr. Ingarfield.

      o In June 2000, Mr. LaValliere elected to tender a $60,523 receivable owed to him by Avid under the terms of the private placement offering in exchange for 172,923 shares of common stock. In addition, in June 2000, Avid loaned Mr. Ingarfield a total of $207,000.

      o In July 2000, Mr. Ingarfield repaid all of the indebtedness owed by him to Avid. In addition, Mr. Ingarfield loaned Avid a total of $111,425.

      o In August 2000, the outstanding balance of Avid's loan with First State Bank, including all collateral security and guarantees associated therewith, were assigned to Mr. LaValliere and Lido Capital Corporation in consideration of payment in full of all outstanding indebtedness to First State Bank. The outstanding amounts owed to Mr. LaValliere and Lido Capital Corporation are convertible into common stock of Avid under the terms of the December 1, 1999 convertible demand notes.

      SALE OF STOCK. In addition to the loans referenced above, Avid has sold common stock to Earl Ingarfield and Michael LaValliere in order to help finance the Company's operations. Below is a summary of all sales or issuance of common stock to such persons since January 1, 2000:

      o In January 2000, Avid issued 825,207 shares to Mr. Ingarfield upon the conversion of $247,562 of indebtedness and 416,667 shares to Mr. LaValliere upon the conversion of $125,000 of indebtedness. On February 1, 2000, Mr. Ingarfield elected to convert $236,498 of indebtedness into 695,583 shares of common stock at a conversion price of $0.34 per share.

      o In June 2000, Mr. LaValliere elected to tender a $60,523 receivable owed to him by Avid under the terms of the private placement offering in exchange for 172,923 shares of common stock.

      OTHER. In addition to the transactions listed above, Avid entered into the following transactions with related parties:

      o On January 17, 2000, Avid granted options to purchase up to 200,000 shares, or a total of 1,000,000 shares, of common stock to each of Messrs. Ingarfield, Browning, LaValliere, Ponsler and Abrams. Messrs. Ponsler and Abrams are shareholders of Avid. The purchase price of these options was $0.30 per share, or $0.075 per share less than the closing price on January 17, 2000. These options were granted in exchange for these individuals agreement to personally guaranty certain obligations of Avid, including leases for its facilities. Avid's management did not believe that it could have obtained these leases without the personal guarantees. Subsequently, the options to Messrs. Ponsler and Abrams were cancelled when Avid's senior lender required payment of its loan facility to Avid and such payment was made solely by Mr. LaValliere and Lido Capital Corporation.

      o On January 17, 2000, Avid granted Mr. Mow 1.2 million shares of restricted stock in Avid. These shares were valued at $360,000, or $0.30 per share. In addition, Mr. Mow was granted options to purchase 864,477 shares of stock at $0.375 per share. The 1,200,000 shares of Avid's common stock granted on January 17, 2000 were forfeited by Mr. Mow pursuant to an amendment to Mr. Mow's employment agreement effective January 31, 2001.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
          ---------------------------------------

         (a)  EXHIBITS.

EXHIBIT NO.   DESCRIPTION                                      LOCATION
-----------   -----------                                      --------
    2.01      Stock Purchase and Sale Agreement dated as of    Incorporated by reference to Exhibit 2.01 to the
              December 18, 1998 among Avid, Avid Sportswear,   Registrant's Registration Statement on Form 10-SB
              Inc. and the shareholders of Avid Sportswear,    (the "Registration Statement")
              Inc.

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

    3.04      Amended Articles of Incorporation filed on       Incorporated by reference to Exhibit 3.04 to the
              December 29, 2000 with the Nevada Secretary of   Registration Statement
              State

    3.05      Bylaws                                           Incorporated by reference to Exhibit 3.05 to the
                                                               Registration Statement

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

   10.03      Lease dated as of April 30, 1999 between Links   Incorporated by reference to Exhibit 10.03 to the
              Associates, Ltd. and Avid                        Registration Statement

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

   10.07      Promissory Note in the original principal        Incorporated by reference to Exhibit 10.07 to the
              amount of $180,000 dated as of June 4, 1999      Registration Statement
              from Avid to First State Bank

   10.08      Commercial Security Agreement dated as of        Incorporated by reference to Exhibit 10.08 to the
              November 17, 1999 between First State Bank and   Registration Statement
              Avid

   10.09      Promissory Note dated as of November 17, 1999    Incorporated by reference to Exhibit 10.09 to the
              in the original principal amount of $1,000,000   Registration Statement
              given by Avid to First State Bank

   10.10      Business Loan Agreement dated as of November     Incorporated by reference to Exhibit 10.10 to the
              17, 1999 between First State Bank and Avid       Registration Statement

   10.11      Convertible Revolving Demand Note dated as of    Incorporated by reference to Exhibit 10.11 to
              December 1, 1999 in the original principal       Amendment No. 2 to the Registration Statement
              amount of $550,000 given by Avid to Earl
              Ingarfield

   10.12      Convertible Revolving Demand Note dated as of    Incorporated by reference to Exhibit 10.12 to
              December 1, 1999 in the original principal       Amendment No. 2 to the Registration Statement
              amount of $1,000,000 given by Avid to Lido
              Capital Corporation

   10.13      Convertible Revolving Demand Note dated as of    Incorporated by reference to Exhibit 10.13 to
              December 1, 1999 in the original principal       Amendment No. 2 to the Registration Statement
              amount of $125,000 given by Avid to Michael E.
              LaValliere

   10.14      Convertible Revolving Demand Note dated as of    Incorporated by reference to Exhibit 10.14 to
              December 1, 1999 in the original principal       Amendment No. 2 to the Registration Statement
              amount of $500,000 given by Avid to Thomas
              Browning

   10.15      Promissory Note dated as of December 23, 1999    Incorporated by reference to Exhibit 10.15 to
              in the original principal amount of $200,000     Amendment No. 2 to the Registration Statement
              given by Avid to Daniel Paetz

   10.16      Executive Employment Agreement effective as of   Incorporated by reference to Exhibit 10.16 to
              February 1, 2000 between Avid and Earl T.        Amendment No. 2 to the Registration Statement
              Ingarfield

   10.17      Consulting Agreement dated as of June 22, 2000   Incorporated by reference to Exhibit 10.17 to the
              between Persia Consulting Group, Inc. and Avid   Registrant's Registration Statement on Form SB-2

   10.18      Form of Factoring Agreement between Avid and     Incorporated by reference to Exhibit 10.18 to the
              GE Capital Commercial Services, Inc.             Registrant's Quarterly Report on Form 10-QSB for
                                                               the quarterly period ended September 30, 2000


   10.19      Form of Factoring Agreement Guaranty/Letter of   Incorporated by reference to Exhibit 10.19 to the
              Credit Supplement between Avid and GE Capital    Registrant's Quarterly Report on Form 10-QSB for
              Commercial Services, Inc.                        the quarterly period ended September 30, 2000

   10.20      Form of Factoring Agreement - Inventory          Incorporated by reference to Exhibit 10.20 to the
              Supplement (with advances) between Avid and GE   Registrant's Quarterly Report on Form 10-QSB for
              Capital Commercial Services, Inc.                the quarterly period ended September 30, 2000

   10.21      Form of Letter of Agreement between Avid and     Incorporated by reference to Exhibit 10.21 to the
              GE Capital Commercial Services, Inc.             Registrant's Quarterly Report on Form 10-QSB for
                                                               the quarterly period ended September 30, 2000

   10.22      Form of Convertible Debenture                    Incorporated by reference to Exhibit 10.22 to the
                                                               Registrant's Quarterly Report on Form 10-QSB for
                                                               the quarterly period ended September 30, 2000

   10.23      Form of Registration Rights Agreement between    Incorporated by reference to Exhibit 10.23 to the
              Avid and purchasers of convertible debentures    Registrant's Quarterly Report on Form 10-QSB for
                                                               the quarterly period ended September 30, 2000

   10.24      Line of Credit Agreement dated as of             Incorporated by reference to Appendix "A" to the
              November 28, 2000 between Avid and GMF           Registrant's Proxy Statement (the "Proxy
              Holdings, Inc.                                   Statement")

   10.25      Form of Debenture dated as of November 28,       Incorporated by reference to Appendix "B" to the
              2000 given by Avid                               Registrant's Proxy Statement

   10.26      Registration Rights Agreement dated as of        Incorporated by reference to Appendix "C" to the
              November 28, 2000 between Avid and GMF           Registrant's Proxy Statement
              Holdings, Inc.

   10.27      Form of Warrant dated as of November 28, 2000    Incorporated by reference to Appendix "D" to the
              given by Avid                                    Registrant's Proxy Statement

   10.28      Registration Rights Agreement dated as of        Incorporated by reference to Appendix "E" to the
              November 28, 2000 between Avid and the May       Registrant's Proxy Statement
              Davis Group, Inc.

   10.29      Placement Agent Agreement as of November 28,     Incorporated by reference to Appendix "F" to the
              2000 between Avid and the May Davis Group, Inc.  Registrant's Proxy Statement

   10.30      Escrow Agreement dated as of November 28, 2000   Incorporated by reference to Appendix "G" to the
              among Avid, the May Davis Group, Inc. and        Registrant's Proxy Statement
              First Union National Bank

   10.31      Amendment to Employment Agreement effective      Incorporated by reference to Exhibit 10.31 to the
              January 31, 2001 between Avid and Barnum Mow     Registrant's Form 10-QSB filed on November 17, 2001

   10.32      Forebearance Agreement as of February 16, 2001   Incorporated by reference to Exhibit 10.32 to the
              between Avid and GE Capital Commercial           Registrant's Form 10-QSB filed on November 17, 2001
              Services, Inc.

   11.01      Statement re: Computation of Earnings            Not Applicable

   16.01      Letter on Change in Certifying Accountant        Not Applicable

   21.01      Subsidiaries of Avid                             Incorporated by reference to Exhibit 21.01 to the
                                                               Registration Statement

   23.01      Consent of Independent Accountants               Not Applicable

   23.02      Opinion of Counsel                               Not Applicable

   24.01      Power of Attorney                                Not Applicable

   27.01      Financial Data Schedule                          Not Applicable

                                   SIGNATURES

      In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 15, 2002                           AVID SPORTSWEAR & GOLF CORP.

                                                   By:  Frank Jakovac
                                                      -------------------
                                                        Frank Jakovac
                                                        President and
                                                        Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                 DATE
---------                  -----                                 ----


/s/ Frank Jakovac
---------------------      President, Chief Executive
Frank Jakovac              Officer and Director              April 15, 2002




---------------------      Director                          April 15, 2002
James Handlon



/s/ Michelle Mathis
---------------------      Director                          April 15, 2002
Michelle Mathis