Form 10QSB
period 2002-03-31
AVID SPORTSWEAR & GOLF CORP
filed 2002-05-20
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          AVID SPORTSWEAR & GOLF CORP.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

Nevada                                             88-0374969
------                                             ----------
(State or Other Jurisdiction of                    (I.R.S. Employer Identification No.)
Incorporation
or Organization)
834 Ridge Avenue, Pittsburgh, Pennsylvania         15212
------------------------------------------         -----
(Address of Principal Executive Offices)           (Zip Code)
                                    (412) 321-6001
                                    --------------
                   (Issuer's Telephone Number, Including Area Code)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 147,933,309 shares of Common Stock outstanding as of May 15, 2002. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

PART I


FINANCIAL INFORMATION


      ITEM 1.     FINANCIAL STATEMENTS.
                  --------------------

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2002 AND DECEMBER 31, 2001


                          AVID SPORTSWEAR & GOLF CORP.
                          (A Deve1opment Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                                         March 31,            December31,
                                                                                           2002                  2001
                                                                                     ----------------      ---------------
                                                                                         (Unaudited)

CURRENT ASSETS
  Cash                                                                               $     23,895          $      213,434
  Accounts receivable, net                                                                 810,187                810,187
  Note receivable                                                                          275,000                300,000
                                                                                     -------------         ---------------

         Total Current Assets                                                            1,109,082              1,323,621
                                                                                     --------------        ---------------

OTHER ASSETS
  Deposits                                                                                 150,000                150,000
  Tradeimrks                                                                                 2,902                  2,902
                                                                                     --------------        ---------------

         Total Other Assets                                                                152,902                152,902
                                                                                     --------------        ---------------

         TOTAL ASSETS                                                                $   1,261,984             $1,476,523
                                                                                     ==============        ===============



                LIBILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ---------------------------------------------

CURRENT UABIUTIES
  Accounts payable                                                                   $   4,077,515         $    4,077,515
  Accrued liabilities                                                                      242,338                228,312
  Notes payable                                                                            561,525                561,525
  Capitalleases - current portion                                                          131,629                131,629
  Equity option and warrant liability                                                          621                  1,948
                                                                                     --------------        ---------------

         Total Current Liabilities                                                       5,013,628              5,000,929
                                                                                     --------------        ---------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS EQUITY (DEFICIT)


  Preferred stock; $0001 par value; 10,000,000 shares
    authorized; zero issued and outstanding         -
  Comnin stock; $0001 par value; 150,000,000 shares
                authorized; 147,933,309 and 147,933,309 shares
    issued and outstanding, respectively                                                    147,933             147,933
  Additional paid-in capital                                                             16,740,589          16,740,589
  Accumulated deficit prior to the development stage                                    (20,412,928)        (20,412,928)
  Accumulated deficit during the development stage                                         (227,238)                  -
                                                                                     ---------------       -------------

         Total Stockholders' Equity (Deficit)                                            (3,751,644)         (3,524,406)
                                                                                     ---------------       -------------

         TOTAL LIABILITIES AND STOCKHOLDERS
          EQUITY (DEFICIT)                                                           $    1,261,984        $    ,476,523
                                                                                      ==============       =============

 The accompanying notes are integral to the consolidated financial statements.




                         AVID SPORTSWEAR & GOLF CORP.
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)
                                                                                          From Inception of
                                                                                          the Development
                                                 For the Three Months Ended               Stage on January
                                                        March 31,                         1, 2002, through
                                                   2002              2001                  March 31, 2002
                                                ---------------  ----------------        ------------------


SALES,NET                                       $         -         $        -            $         -
                                                --------------   ----------------        ------------------

EXPENSES                                           (228,565)                 -               (228,565)
INCOME ON EQUITY OPTIONS AND WARRANTS                 1,327                  -                  1,327
                                                --------------   ----------------        ------------------

LOSS BEFORE
  DISCONTINUED OPERATIONS                          (227,238)                 -               (227,238)
DISCONTINUED OPERATIONS (Note 3)                          -           (401,973)                     -
                                                --------------   ---------------         ------------------

NET LOSS                                        $  (227,238)        $ (401,973)          $   (227,238)
                                                ==============   ===============         ==================

BASIC LOSS PER SHARE:
    Loss before discontinued operation        s $     (0.00)        $        -
    Discontinued operations                               -              (0.01)
                                                --------------   ---------------

    Basic loss per share                              (0.00)        $    (0.01)
                                                ==============   ===============

    Weighted average shares outstanding         147,933,309         40,557,231
                                                ==============   ===============


 The accompanying notes are integral to the consolidated financial statements.


                         AVID SPORTSWEAR & GOLF CORP.
                        (A Development Stage Company)
          Consolidated Statements of Stockholder' Equity (Deficit)



                                               Common Stock          Additional
                                      ----------------------         Paid-In         Subscriptions     Accumulated
                                        Shares      Amount            Capital         Receivable          Deficit
                                      ------------- ----------     --------------  ----------------   ----------------

Balance at December 31, 2000            46,429,406     46,429         13,855,035          (942,000)    (14,224,689)

January 10, 2001, common stock
issued for conversion of debt, non-
related, valued at $O.O6 per share         133,333        133              7,867                  -               -

January 10, 2001, common stock
issued for conversion of debt, non-
related, valued at $0.07 per share         241,176        241             16,159                  -               -

January 19, 2001 , common stock
issued for conversion of debt, non-
related, valued at $0.05 per share         360,000        360             17,640                  -               -

January 23, 2001 , common stock
issued for conversion of debt, non-
related, valued at $0.05 per share       1,612,000      1,612             78,988                  -               -

January 29, 2001, common stock
issued for conversion of debt, non-
related, valued at $0.05 per share         190,000        190              9,310                  -               -

January 30, 2001, common stock issued
to a related party for conversion of
debt, valued at $0075
per share                               11,500,000     11,500            851,000                  -               -

January 30, 2001 , cancelled common
stock issued for services, valued at
$0.30 per share                         (1,200,000)    (1,200)             1,200                  -               -

February 5, 2001, common stock issued
for conversion of debt, non-
related, valuedat $0.05 per share           82,000         82              4,018                 -                -

February 7, 2001, common stock
issued for conversion of debt, non-
related, valued at $0.05 per share         612,000        612             29,988                 -                -

February 12, 2001, common stock
issued for conversion of debt, non-
related, valued at $0.05 per share         200,000        200              9,800                 -                -

February 12, 2001, common stock
issued for conversion of interest,
non-related, at $0.05 per share             11,078         11                554                 -                -

February 19, 2001 , issued
common stock, valued at $0.08
per share, to related party for
conversion of debt                       2,310,547      2,311            182,533                 -                -

February 19, 2001, common stock
issued for conversion of interest,
non-related, at $0.09 per share            425,939        426             37,909                 -                -

February 22, 2001, common stock
issued for conversion of debt, non-
related, valued at $0.06 per share          45,775         46              2,554                 -                -
                                      ------------- ----------     --------------- ----------------   ----------------

Balance Forward                         62,953,254   $ 62,953       $ 15,104,555       $  (942,000)    $ (14,224,689)


The accompanying notes are integral to the consolidated financial statements.


                         AVID SPORTSWEAR & GOLF CORP.
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                                             Common Stock            Additional
                                      ----------------------         Paid-In         Subscriptions     Accumulated
                                        Shares      Amount            Capital         Receivable          Deficit
                                      ------------- ----------     --------------  ----------------   ----------------



Balance Forward                         62,953,254     $   62,953      $  15,104,555        $ (942,000)  $ (14,224,689)

February 22, 2001 , common stock
issued for conversion of debt, non-
related, valued at $0.06 per share         200,000            200             11,000                 -                -

February 28, 2001 , common stock
issued for conversion of debt, non-
related, valued at $0.05 per share         360,769            361             17,839                 -                -

March 8, 2001 , common stock
issued for conversion of debt, non-
related, valued at $0.05 per share         375,000            375            17,625                  -                -

March 8, 2001 , common stock
issued for conversion of interest, non-
related, at $0.05 per share                 20,679             21               972                  -                -

March 1 3, 2001 , common stock
issued for cash, non-related, at $0.05
per share                                4,000,000          4,000           196,000           (200,000)               -

March 20, 2001, common stock
issued for conversion of debt, non-
related, valued at $0.03 per share         176,300           176             5,324                   -                 -

March 26, 2001, common stock
issued for conversion of debt, non-
related, valuedat $0.O3 per share          857,142          857             23,143                   -                 -

March 30, 2001, common stock
issued for cash, non-related, at $0.05
per share                                2,000,000        2,000             98,000            (100,000)               -

April 2, 2001 , common stock issued
for conversion of debt, non-related,
valued at $0.03 per share                2,260,713        2,261             61,039                  -                -

April 9, 2001, common stock issued
for conversion of debt, non-related,
valued at $0.03 per share                1,607,141        1,607             43,393                  -                -

April 10, 2001, common stock
issued for conversion of debt, non-
related, valued at $0.03 per share         571 426          571             15,429                  -                -

April 17, 2001, common stock
issued for consulting services, valued
at $0.06 per share                         125,000          125              7,375                  -                -

April 18, 2001, common stock
issued for conversion of debt, non-
related, valued at $0.03 per share       2,000,000        2,000             54,000                  -                -

April 24, 2001 , common stock
issued for conversion of debt, non-
related, valued at $0.03 per share       1,406,250        1 406             43,594                  -                -
                                        -----------    ---------      -------------       ------------   --------------

Balance Forward                         78,913,674     $ 78,913       $ 15,699,288        $(1,242,000)   $ (14,224,689)
                                        -----------    ---------      -------------       -------------  ---------------

                            The accompanying notes are integral to the consolidated financial statements.


                         AVID SPORTSWEAR & GOLF CORP.
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                                             Common Stock            Additional
                                      ----------------------         Paid-In         Subscriptions     Accumulated
                                        Shares      Amount            Capital         Receivable          Deficit
                                      ------------- ----------     --------------  ----------------   ----------------




Balance Forward                         78,913,674     $  78,913      $ 15,699,288     $ (1,242,000)   $ (14,224,689)

April 30, 2001, common stock
issued for conversion of debt, non-
related, valuedat $0.03 per share          164,474           165             4,835                -                -

April 30, 2001, common stock
issued for conversion of interest,
non-related, at $0.03 per share            129,922 130     3,508                 -                -                -

May 3, 2001, common stock issued
for conversion of debt, non-related,
valued at $0.03 per share                2,434,207         2,434            71,566                -                -

May 10, 2001, common stock issued
for cash, non-related, valued at
$0.04 per share                          3,000,000         3,000           147,000         (150,000)               -

May 10, 2001, common stock issued
for cash, non-related, valued at
$0.03 per share                          7,500,000         7,500           232,500         (240,000)               -

May 10, 2001, common stock issued
for cash, non-related, valued at
$0.03 per share                          1,000,000         1,000            30,200          (31,200)               -

May 10, 2001, common stock issued
for consulting services, valued at
$0.03 per share                          5,000,000         5,000           162,500                -                -

May 1 1 , 2001 , common stock issued
for conversion of debt, non-related,
valued at $0.03 per share                2,467,102         2,467            72,533                -                -

May 18, 2001, common stock issued
for conversion of debt, non-related,
valued at $0.O3 per share                3,178,568         3,179            85,821                -                -

May 22, 2001, common stock issued
for conversion of debt, non-related,
valued at $0.Ol per share                8,214,278         8,214           106,786                -                -

May 22, 2001, common stock issued
for conversion of interest, non-
related, at $0.03 per share                 34,589            35             1,016                -                -

May 22, 2001, common stock issued
 for conversion of interest, non-
related,at $0.O3 per share                 119,336           119             3,222                -                -

May 24, 2001, common stock issued
for conversion of debt, non-related,
valued at $0.01 per share                2,979,165         2,979            25,621                -                -

May 31, 2001, common stock issued
 for conversion of debt, non-related,
valued at $0.01 per share                  749,999           750             9,750                -                -
                                       ------------    ---------      -------------    --------------  ---------------
Balance Forward                        115,885,314     $ 115,885      $ 16,656,146     $ (1,663,200)   $ (14,224,689)
                                       ------------    ---------      -------------    --------------  ---------------

                           The accompanying notes are integral to the consolidated financial statements.



                         AVID SPORTSWEAR & GOLF CORP.
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                                             Common Stock            Additional
                                      ----------------------         Paid-In         Subscriptions     Accumulated
                                        Shares      Amount            Capital         Receivable          Deficit
                                      ------------- ----------     --------------  ----------------   ----------------

Balance Forward                         115,885,314    $ 115,885       $  16,656,146    $ (1,663,200)   $  (14,224,689)

June 1, 2001, common stock issued
for conversion of debt, non-related,
valued at $0.Ol per share                 10,911,454      10,912              93,838               -                 -

June 4, 2001 , common stock issued
for conversion of debt, non-related,
valued at $0.Ol per share                 18,765,625      18,766             161,384               -                 -

June 4, 2001, common stock issued
for conversion of interest, non-
related, valued at $0.01 per share           235,961         236               2,029               -                 -

June 12, 2001, common stock issued
for conversion of interest, non-
related, at $0.01 per share                  179,330         179               1,542               -                 -

June 12, 2001 , common stock issued
for conversion of interest, non-
related, at $0.01 per share                  200,955         201               2,612               -                 -

June 19, 2001, common stock issued
for conversion of debt, non-related,
valued at $0.Ol per share                  1,136,363       1,136               8,864               -                 -

June 19, 2001, common stock issued
for conversion of interest, non-
related, at $0.01 per share                   18,307          18                 143               -                 -

June 20, 200 1 , cancelled common
stock issued for consulting services,
valued at $0.03 per share                 (4,400,000)     (4,400)           (143,000)              -                 -

July 19, 2001, common stock issued
for consulting services, valued at
$0.01 per share                            5,000,000       5,000              45,000               -                 -

October 10, 2001, common stock
issued to employees for services,
valued at $0.01 per share                  1,000,000       1,000              10,000               -                 -

November 29, 2001, cancellation
of previously recorded common stock
subscription receivable                   (1,000,000)     (1,000)                  -          30,200                 -

Cash received in exchange for
common stock subscriptions                         -           -                   -         228,300                 -

Write-off of uncollectible common
stock subscriptions receivable                     -           -                   -       1,404,700                 -

Discount on debentures issued
at less than market value                          -           -             293,501               -                 -

Reclassification as a result of a
change in accounting principle for
outstanding options and warrants                   -           -            (391,470)              -                 -
                                        -----------    ----------     ---------------- -------------     ----------------

Balance at December 31, 2001             147,933,309   $ 147,933      $   16,740,589               -     $   (14,224,689)

                                        -----------    ----------     ---------------- -------------     ----------------

                           The accompanying notes are integral to the consolidated financial statements.



                         AVID SPORTSWEAR & GOLF CORP.
                        (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                                             Common Stock            Additional
                                      ----------------------         Paid-In         Subscriptions     Accumulated
                                        Shares      Amount            Capital         Receivable          Deficit
                                      ------------- ----------     --------------  ----------------   ----------------



Balance Forward                         147,933,309    $ 147,933      $ 16,740,589     $         -     $  (14,224,689)

Net loss for the year ended

December 3l,2001                                  -             -                -               -         (6,188,239)
                                        -----------    ----------     ---------------- -------------     ----------------
Balance at December 31, 2001            147,933,309    $  147,933     $ 16,740,589     $         -        (20,412,928)
Net loss for the three months ended
March 3l, 2002                                    -             -                -               -           (227,238)
                                        -----------    ----------     -------------    -------------   ----------------

Balance at March 3l,2002                147,933,309    $  147,933     $ 16,740,589     $         -     $  (20,640,166)
                                        ============   ===========    =============    =============   ================

Accumulated deficit incurred prior tothe development state                                             $  (20,412,928)
Accumulated deficit incurred during the development stage                                                    (227,238)
                                                                                                     -----------------

Total Accumulated Deficit                                                                                $(20,640,166)
                                                                                                       ================

                           The accompanying notes are integral to the consolidated financial statements.


                         AVID SPORTSWEAR & GOLF CORP.
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                                           From Inception of
                                                                         For the Three Months Ended        the Development
                                                                              March 31,                    Stage on January
                                                                        -------------------------------    1, 2002 through
                                                                             2002            2001          March 31, 2002
                                                                        ---------------   -------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $     (227,238)    $  (401,973)      $       (227,238)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                   -         139,061                      -
     Conversion of debt below market value                                           -         352,041                      -
   Change in operating asset and liability accounts:
     (Increase) decrease in accounts receivable, net                                 -      (2,225,709)                     -
     (Increase) decrease in inventory, net                                           -         204,943                      -
     (Increase) decrease in other assets                                             -         (98,134)                     -
     Increase (decrease) in accounts payable                                         -       1,922,193                      -
     Increase (decrease) in other current liabilities                           12,699        (540,839)                12,699
                                                                          -------------     ------------      -----------------

      Net Cash Used by Operating Activities                                   (214,539)       (648,417)              (214,539)
                                                                          -------------     ------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase offixed assets                                                            -          (6,682)                     -
  Decrease in notes receivable                                                  25,000               -                 25,000
                                                                         -------------     ------------      -----------------

      Net Cash Provided (Used) by Investing Activities                          25,000          (6,782)                25,000
                                                                         -------------     ------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                                                          -         (50,000)                     -
  Pmceeds fromrelated party notes payable                                            -          86,486                      -
  Payments on related party notes payable                                            -        (205,320)                     -
  Pmceeds from convertible debentures                                                -         874,000                      -
  Proceeds fromsubscnbed commun stock                                                -          29,100                      -
  Payments on capital leases                                                         -          (8,060)                     -
  Debt offering costs                                                                -         (54,418)                     -
                                                                        ---------------   -------------     ------------------

      Net Cash Provided by Financing Activities                                      -         671,788                      -
                                                                        ---------------   -------------     ------------------

NET INCREASE(DECREASE) IN CASH                                                (189,539)         16,689               (189,539)

CASH AT BEGINNINGOFPERIOD                                                      213,434          25,452                213,434
                                                                        ---------------   -------------      -----------------

CASH AT END OF PERIOD                                                   $       23,895     $    42,141       $         23,895
                                                                        ===============   =============      =================

                            The accompanying notes are integral to the consolidated financial statements.



                         AVID SPORTSWEAR & GOLF CORP.
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                                           From Inception of
                                                                         For the Three Months Ended        the Development
                                                                              March 31,                    Stage on January
                                                                        -------------------------------    1, 2002 through
                                                                             2002            2001          March 31, 2002
                                                                        ---------------   -------------    ------------------



CASH PAID FOR:
    Interest                                                             $           -     $         -      $              -
    Income Tax                                                           $           -     $         -      $              -

SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Issuance of common stock for debt                                    $           -     $   949,426      $              -
    Issuance of common stock for subscription                            $           -     $   300,000      $              -
    Conversion of debt below market value                                $           -     $   352,041      $              -

                            The accompanying notes are integral to the consolidated financial statements.

                         AVID SPORTSWEAR & GOLF CORP.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                     March 31, 2002 and December 31,2001
NOTE 3 -    DISCONTINUED OPERATIONS (Continued)


        The following is a summary of the loss from discontinued operations resulting from the elimination of all operations, with the exception of Vida, Inc.



                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 3 -  DISCONTINUED OPERATIONS (Continued)

          The following is a summary of the loss from discontinued operations resulting from the elimination of all operations, with the exception of Vida, Inc.




                                                                                                           From Inception of
                                                                         For the Three Months Ended        the Development
                                                                              March 31,                    Stage on January
                                                                        -------------------------------    1, 2002 through
                                                                             2002            2001          March 31, 2002
                                                                        ---------------   -------------    ------------------

        SALES, NET                                                      $         -        $6,621,395      $               -
                                                                        -----------        -----------     ------------------

        COST OF SALES                                                             -         4,720,863                      -
                                                                        -----------        -----------     ------------------

        GROSS MARGIN                                                              -         1,900,532                      -
                                                                        -----------        -----------     ------------------


        EXPENSES
          Shipping expenses                                                       -           100,630                      -
          Design expenses                                                         -            73,424                      -
          Selling expenses .                                                      -           917,528                      -
          Depreciation and amortization expense                                   -           139,810                      -
          General and administrative                                              -           915,452                      -
                                                                        -----------        -----------     ------------------

                Total Operating Expenses                                          -         2,146,844                      -

        OPERATING LOSS                                                            -          (246,312)                     -
                                                                        -----------        -----------     ------------------


        OTHER INCOME (EXPENSE)
          Interest expense                                                        -          (155,661)                     -
          Interest income                                                         -                 -                      -
                                                                        -----------        -----------     ------------------

                 Total Other Income (Expense)                                     -          (155,661)                     -
                                                                        -----------        -----------     ------------------

        NET LOSS FROM DISCONTINUED
          OPERATIONS                                                    $         -          (401,973)            $        -
                                                                        ===========        ===========           ===========


                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 1 -    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2002, and 2001, and for all periods presented have been made.

            Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001, audited consolidated financial statements. The results of operations for the period ended March 31, 2002, and 2001, are not necessarily indicative of the operating results for the full years.


NOTE 2 -    GOING CONCERN

            The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated significant losses from operations for the three months ended March 31, 2002, and 2001, and has current liabilities in excess of current assets at March 31, 2002. Additionally, the Company reentered the development stage on January 1, 2002, because all operations, with the exception of Vida, Inc., were discontinued as of November 30, 2001. See Note 3.

            Management believes that the company will be able to obtain a significant ownership position in a worldwide license to manufacture and sell a world recognized brand product in the immediate future. In management's opinion the Company will need to raise capital to acquire the ownership position in the desired license which is predicated on changing its capital structure. The changing of the capital structure will require shareholder approval, which management believes will be granted in the near future. There are no assurances that the Company will be able to raise the capital required or obtain shareholder approval for the change in capital structure.


NOTE 3 -    DISCONTINUED OPERATIONS

            Effective November 30, 2001, the Company ceased operations relating to the manufacture and sale of golf wear related products. This discontinuation of operations included all operations of the Company and its subsidiaries with the exception of Vida, Inc., which has continued to operate on a limited basis. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations. The Company was deemed to have reentered the development stage on January 1, 2002.

      ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
              ----------------------------------------------------------

Introductory Statements

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) OUR COMPANY'S GROWTH STRATEGIES, (C) OUR COMPANY'S FUTURE FINANCING PLANS AND (D) OUR COMPANY'S
ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES,""ANTICIPATES,""INTENDS,""IN ANTICIPATION OF,""EXPECTS,"
AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S PRODUCTS, UNEXPECTED CHANGES IN FASHION TRENDS, PRIOR SEASON INVENTORIES, COMPETITION, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF RAW MATERIALS, THE SEASONAL NATURE OF OUR COMPANY'S BUSINESS, THE EXTREMELY COMPETITIVE NATURE OF THE GOLF APPAREL AND SPORTSWEAR INDUSTRIES AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.


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

      ADDITIONAL FUND RAISING ACTIVITIES. As of March 31, 2002, Avid had $23,895 cash-on-hand. Avid has historically funded its operations through a combination of internally generated cash, funds loaned to the Company by certain of its officers and directors and through the sale of securities. Avid will need to raise additional funds to execute a new business strategy in the event the merger with Merger Co. is not successfully consummated. Avid's current liabilities exceed its current assets as of March 31, 2002.

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

                                                                     Current
                      Department                                    Employees
                      ------------------------------                ----------
                      Administrative and Other Support Positions         1
                                                                     --------
                      Total Employees                                    1
                                                                     ========



THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

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

      SALES, NET. Sales, net decreased $6.6 million, from $6.6 million to $0 in the three months ended March 31, 2002 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales subsequent to the termination of the Dockers Golf license on May 9, 2001.

      COST OF GOODS SOLD. Cost of goods sold decreased $4.7 million, from $4.7 million to $0 in the three months ended March 31, 2002 compared to the same period in the prior year. This decrease was primarily attributable to reduced sales subsequent to the termination of the Dockers Golf License.

      GROSS PROFIT. Gross profit decreased $1.9 million, from $1.9 to $0 in the three months ended March 31, 2002, compared to the same period in the prior year. This decrease was attributable to the decrease in sales, net in the current period compared to the same period in the prior year.

      SELLING EXPENSES. Selling expenses decreased $0.9 million, from $0.9 million to $0 in the three months ended March 31, 2002 compared to the same period in the prior year. This decrease was attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license on May 9, 2001.

      NET LOSS. Net loss decreased $0.2 million, or 43.5%, from $0.4 million to $0.2 million in the three months ended March 31, 2002 compared to the same period in the prior year. This decrease was primarily attributable to the increase in net sales, prior to the termination of the Dockers Golf label on May 9, 2001. We anticipate that our net loss will increase as a result of the termination of the Dockers Golf license.

      LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2002, we had $23,895 cash-on-hand and our current liabilities exceeded our current assets. A discussion of how we generated and used cash in the three-month period follows:

      OPERATING ACTIVITIES. Our operating activities used $0.2 million in cash during the three-month period ended March 31, 2002, consisting mainly of a net loss of $0.2 million. This item was partially offset by an increase in other current liabilities of $12,699.

      INVESTING ACTIVITIES. Our investing activities used $25,000 in cash during the three-month period ended March 31, 2002, consisting of a decrease in notes receivable.

      FINANCING ACTIVITIES. Financing activities provided no cash during the three-month period ended March 31, 2002.

      Due to our significant quarterly losses and the loss of the Dockers Golf and British Open Collection product lines, we will need to rely on external financing to fund our operations for the foreseeable future. Expenses increased in the three months ended March 31, 2002 due to, among other things, the increase in general and administrative expenses.

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

      On November 28, 2000, Avid entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of the Company's debentures. The debentures were convertible into shares of Avid's common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which Avid's common stock was traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold was at the Company's discretion, subject to various conditions. Through March 31, 2002, Avid has raised $1.2 million from the sale of debentures pursuant to the Line of Credit and 59.3 million shares of

Avid's common stock were issued upon conversion of the debentures. As a result of the loss of the Dockers' license, no additional funds pursuant to the Line of Credit are available to Avid.

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


AVID HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      Avid has historically lost money. In the three months ended March 31, 2002, Avid sustained a loss of $0.2 million. In the year ended December 31, 2001, Avid sustained a loss of $6.2 million. In the year ended December 31, 2000, Avid sustained losses of $8.7 million. Avid currently does not have any operations. Future losses are likely to occur. For the years ended December 31, 2001 and 2000, Avid's independent auditors have noted that Avid does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. As of March 31, 2002, Avid's current liabilities exceeded its current assets. Avid's ability to obtain additional funding will determine its ability to continue as a going concern. As of March 31, 2002, Avid had $23,895 cash-on-hand. Accordingly, Avid will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that Avid will be successful in reaching or maintaining profitable operations.

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


AVID HAS BEEN AND CONTINUES TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      Avid had a working capital deficit of $3.9 million at March 31, 2002. Avid had a working capital deficit of $3.7 million and $3.0 million at December 31, 2001 and 2000, respectively. Avid had a accumulated deficit of $20,640,166 at March 31, 2002. Avid had an accumulated deficit of $20.4 million and $14.2 million at December 31, 2001 and 2000, respectively. Avid currently does not have any operations.


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

      o That are not traded on a "recognized"national exchange;

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


AVID COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      Historically, there has been a limited public market for Avid's common stock and there can be no assurance that an active trading market for Avid's common stock will develop. As a result, this could adversely affect shareholders' ability to sell Avid's common stock in short time periods, or possibly at all. Avid's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its common stock..

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


      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
                  --------------------------------

      (a)   Exhibits.
            --------




EXHIBIT
  NO.    DESCRIPTION                                      LOCATION
  ---    -----------                                      --------

  2.01   Stock Purchase and Sale Agreement dated as       Incorporated by reference to
         of December 81, 1998 among our company,          Registrant's Registration Statemetn on Form 10-SB
         Avid Sportswear, Inc. and the shareholders of    (the "Registration Statement")
         Avid Sportswear, Inc.

  3.01   Articles of Incorporation filed on September     Incorporated by reference to on Exhibit 3.01 to the
         19, 1997 with the Nevada Secretary of State      Registraiton Statement

  3.02   Amended Articles of Incorporation filed on       Incorporated by reference to Exhibit 3.02 to the
         May 12, 1999 with the Nevada Secreatary of       Registration Statement
         State

  3.03   Certificate of Amendment to Articles of          Incorporated by reference to Exhibit 3.03 to the
         Incorporation filed May 27, 1999 with the        Registration Statement
         Nevada Secretary of State

  3.04   Bylaws                                           Incorporated by reference to Exhibit 3.04 to the
                                                          Registration Statement

  4.01   2000 Stock Incentive Plan                        Incorporated by reference to Exhibit 4.01 to
                                                          Amendment No. 2 to the Registration Statement.

 10.01   Agreement dated as of December 8, 1998           Incorporated by reference to 8, Exhibit 10.01 to the
         between the Championship Committee               Registration Statement
         Merchandising Limited and Avid Sportswear

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

 10.05   Trademark License Agreement dated as of          Incorporated by reference to Exhibit 10.05 to
         May 10, 1999 between Levi Strauss & Co. and      Amendment No. 2 to the Registration Statement
         Avid Sportswear, Inc.

 10.06   Employment Agreement dated as of January 1,      Incorporated by reference to Exhibit 10.06 to the
         1999 between David E. Roderick and Avid          Registration Statement
         Sportswear, Inc.

 10.07   Promissory Note in the original principal        Incorporated by reference to
         amount of $180,000 dated as of June 4, 1999      Registration Statement
         from our company to First State Bank

 10.08   Commercial Security Agreement dated as of        Incorporated by reference to Exhibit 10.08 to the
         November 17, 1999 between First State Bank       Registration Statement
         and our company

 10.09   Promissory Note dated as of November 17          Incorporated by reference to Exhibit 10.09 to the
         1999 in the original principal amount of         Registration Statement
         $1,000,000 given by our company to First
         State Bank

 10.10   Business Loan Agreement dated as of              Incorporated by reference to Exhibit 10.10 to the
         November 17, 1999 between First State Bank       Registration Statement
         and our company


EXHIBIT
  NO.    DESCRIPTION                                      LOCATION
  ---    -----------                                      --------

 10.11   Convertible Revolving Demand Note dated as       Incorporated by reference to Exhibit 10.11 to
         of December 1, 1999 in the original principal    Amendment No. 2 to the Registration Statement
         amount of $440,000 given by our company to
         Earl Ingarfield

 10.12   Convertible Revolving Demand Note dated as       Incorporated by reference to Exhibit 10.12 to
         of December 1, 1999 in the orginal principal     Amendment No. 2 to the Registration Statement
         amount of $1,000,000 given by our company
         to Lido Capital Corporation

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

 10.17   Consulting Agreement dated as of June 22,        Incorporated by reference to Exhibit 10.17 to the
         2000 between Persia Consulting Group, Inc.       Registrant's Registration Statemetn on Form SB-2
         and our company

 10.18   Form of Factoring Agreement between our          Incorporated by reference to Exhibit 10.18 to the
         company and GE Capital Commercial                to the Registrant' Form 10-QSB filed on November 17,
         Services, Inc.                                   2001

 10.19   Form of Factoring Agreement Guaranty/Letter      Incorporated by reference to Exhibit 10.19 to the
         of Credit Supplement between our company         Registrant's Form 10-QSB filed on November 17,
         and GE Capital Commercial Services, Inc.         2001

 10.20   Form of Factoring Agreement - Inventory          Incorporated by reference to Exhibit 10.20 to the
         Supplement (with advances) between our           Registrant's Form 10-QSB filed on November 17,
         company and GE Capital Commercial                2001
         Services, Inc.

 10.21   Form of Letter of Agreement between our          Incorporated by reference to Exhibit 10.21 to the
         company and GE Capital Commercial                Registrant's Form 10-QSB filed on November 17,
         Services, Inc.                                   2001

 10.22   Form of Convertible Debenture                    Incorporated by reference to Exhibit 10.22 to the
                                                          Registrant's Form 10-QSB filed on November 17,
                                                          2001

 10.23   Form of Registration Rights Agreement            Incorporated by reference to Exhibit 10.23 to the
         our company and purchasers of                    Registrant's Form 10-QSB filed on November 17,
         convertible debentures                           2001

 10.24   Line of Credit Agreement dated as of             Incorporated by reference to Appendix "A"to the
         November 28, 2000 betwee our company and         Registrant's Proxy Statement (the "Proxy
         GMF Holdings,                                    Statement")


EXHIBIT
  NO.    DESCRIPTION                                      LOCATION
  ---    -----------                                      --------


 10.25   Form of Debenture dated as of November 28,       Incorporated by reference to Appendix "B" to the
         2000 given by our company                        Registrant's Proxy Statement

 10.26   Registration Rights Agreement dated as of        Incorporated by reference to to Appendix "C" to the
         November 28, 2000 between our company and        Registrant's Proxy Statement
         BMF Holdings, Inc.

 10.27   Form of Warrant dated as of November 28, 2000    Incorporated by reference to Appendix "D" to the
         given by our company                             Registrant's Proxy Statement

 10.28   Registration Rights Agreement dated as of        Incorporated by reference to Appendix "E" to the
         November 28, 2000 between our company and        Registrant's Proxy Statement
         the May Davis Group, Inc.


 10.29   Placement Agent Agreement as of                  Incorporated by reference to Appendix "F" to the
         November 28, 2000 between our company            Registrant's Proxy Statement
         and the May Davis Group, Inc.

 10.30   Escrow Agreement dated as of November 28,        Incorporated by reference to Appendix "G" to the
         2000 among our company, the May Davis            Registrant's Proxy Statement
         Group, Inc. and First Union National Bank

 10.31   Amendment to Employment Agreement                Incorporated by reference to Exhibit 10.31 to the
         effective January 31, 2001 between our           Registrant's Form 10-QSB filed on November 17,
         company and Barnum Mow                           2001

 10.32   Forbearance Agreement as of February 16,         Incorporated by reference to Exhibit 10.32 to the
         2001 between our company and GE Capital          Registrant's Form 10-QSB filed on November 17,
         Commercial Services, Inc.                        2001

 10.33   Employment Agreement dated as of June 25,        Incorporated by reference to Exhibit 10.33 to the
         2001 between Frank Jakovac and our company       Registrant's Form 10-QSB filed on September 21,
                                                          2001

 10.34   Employment Agreement dated as of June 25,        Incorporated by reference to Exhibit 10.34 to the
         2001 between James Handlon and our company       Registrant's Form 10-QSB filed on September 21,
                                                          2001

 10.35   Employment Agreement dated as of June 25,        Incorporated by reference to Exhibit 10.35 to the
         2001 between Michelle Mathis and our             Registrant's Form 10-QSB filed on September 21,
         company                                          2001

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

Date: May 20, 2002                         AVID SPORTSWEAR & GOLF CORP.

                                           By:/s/ Frank Jakovac
                                              -----------------------------
                                              Frank Jakovac
                                              President and Chief Executive