Form 10QSB
period 2002-06-30
AVID SPORTSWEAR & GOLF CORP
filed 2002-09-23
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, DC 20549

                                                   FORM 10-QSB

       (MARK ONE)

  |X|   Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                                  For the quarterly period ended JUNE 30, 2002

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

         There were  147,933,309  shares of Common Stock  outstanding as of September 20, 2002. This number does not include outstanding options to purchase shares of Common Stock of the issuer.


PART I


FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS.
                  --------------------

                          AVID SPORTSWEAR & GOLF CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                                                                 June 30,         December 31,
                                                                                   2002               2001
---------------------------------------------------------------------------------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS
   Cash                                                                    $           35,289  $         213,434
   Accounts receivable, net                                                                 -            810,187
   Note receivable                                                                     25,000            300,000
                                                                           ------------------  -----------------

     Total Current Assets                                                              60,289          1,323,621
                                                                           ------------------  -----------------

OTHER ASSETS
   Deposits                                                                                 -            150,000
   Trademarks                                                                           2,902              2,902
                                                                           ------------------  -----------------

     Total Other Assets                                                                 2,902            152,902
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $           63,191  $       1,476,523
                                                                           ==================  =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                        $        4,067,514  $       4,077,515
   Accrued liabilities                                                                168,493            228,312
   Notes payable                                                                      561,525            561,525
   Capital leases - current portion                                                   131,629            131,629
   Equity option and warranty liability                                                   503              1,948
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      4,929,664          5,000,929
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock; $0.001 par value: 10,000,000 shares
    authorized; 5,000 and $-0- shares issued and outstanding,
    respectively                                                                            5                  -
   Common stock; $0.001 par value; 150,000,000 shares
    authorized; 147,933,309 and 147,933,309 shares
    issued and outstanding, respectively                                              147,933            147,933
   Additional paid-in capital                                                      16,760,584         16,740,589
   Accumulated deficit prior to the development stage                             (20,412,928)       (20,412,928)
   Accumulated deficit during the development stage                                (1,362,067)                 -
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (4,866,473)        (3,524,406)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $           63,191  $       1,476,523
                                                                           ==================  =================

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


                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                                Consolidated Statements of Operations
                                                             (Unaudited)


                                                                                                                 From Inception
                                                                                                                     of the
                                                 For the                                  For the                 Development
                                            Three Months Ended                       Six Months Ended              Stage on
                                                 JUNE 30,                                JUNE 30,                  January 1,
                                   -------------------------------------  -----------------------------------     2002 through
                                          2002               2001                2002               2001          JUNE 30, 2002
                                   -----------------   -----------------  ------------------  ---------------   ---------------
REVENUES                           $               -   $               -  $                -  $             -   $              -

EXPENSES
   Bad debt                                  960,187                   -             960,187                -            960,187
   General and administrative                253,538                   -             468,065                -            468,065
                                   -----------------   -----------------  ------------------  ---------------   ----------------

     Total Expenses                        1,213,725                   -           1,428,252                -          1,428,252
                                   -----------------   -----------------  ------------------  ---------------   ----------------

LOSS FROM OPERATIONS                      (1,213,725)                  -          (1,428,252)               -         (1,428,252)
                                   -----------------   -----------------  ------------------  ---------------   ----------------

OTHER (EXPENSE) INCOME
   Other Income                               60,427                   -              60,427                -             60,427
   Gain on settlement of debt                 32,388                   -              32,388                -             32,388
   Interest expense                          (13,938)                  -             (28,076)               -            (28,076)
   Income on equity options
    and warrants                                 119                   -               1,446                -              1,446
                                   -----------------   -----------------  ------------------  ---------------   ----------------

      Total Other (Expense)
       Income                                 78,996                   -              66,185                -             66,185
                                   -----------------   -----------------  ------------------  ---------------   ----------------

LOSS BEFORE
 DISCONTINUED
 OPERATIONS                               (1,134,729)                  -          (1,362,067)               -         (1,362,067)
                                   -----------------   -----------------  ------------------  ---------------   ----------------

DISCONTINUED
 OPERATIONS                                        -          (2,262,593)                  -       (2,664,566)                 -
                                   -----------------   -----------------  ------------------  ---------------   ----------------

INCOME TAX EXPENSE                                 -                   -                   -                -                  -
                                   -----------------   -----------------  ------------------  ---------------   ----------------

NET LOSS                           $      (1,134,729)  $      (2,262,593) $       (1,362,067) $    (2,664,566)  $     (1,362,067)
                                   =================   =================  ==================  ===============   ================

BASIC LOSS PER SHARE               $           (0.01)  $           (0.03) $            (0.01) $         (0.05)
                                   =================   =================  ==================  ===============

WEIGHTED AVERAGE
 NUMBER OF SHARES                        147,933,309          77,853,699         147,933,309         54,222,825
                                   =================   =================  ==================  =================

                       The accompanying notes are an integral part of these consolidated financial statements.




                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)


                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                            -----------------   --------------------    PAID-IN     SUBSCRIPTIONS   ACCUMULATED
                                            SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL      RECEIVABLE       DEFICIT
                                            ------    -------    ------      -------    --------    -------------  -------------
Balance, December 31, 2000                       -    $     -    46,429,406  $46,429   $13,855,035  $   (942,000)  $(14,224,689)

January 10, 2001, common stock issued for
 conversion of debt, non-related, valued at
 $0.06 per share                                 -          -       133,333      133         7,867             -              -

January 10, 2001, common stock issued for
 conversion of debt, non-related valued at
 $ 0.07 per share                                -          -       241,176      241        16,159             -              -

January 19, 2001, common stock issued for
 conversion of debt, non-related, valued at
 $0.05 per share                                 -          -       360,000      360        17,640             -              -
-

January 23, 2001, common stock issued for
 conversion of debt, non-related, valued at
 $0.05 per share                                 -          -     1,612,000    1,612        78,988             -              -
      -

January 29, 2001, common stock issued for
 conversion of debt, non-related, valued at
 $0.05 per share                                 -          -       190,000      190         9,310              -              -
-

January 30, 2001, common stock issued to a
 related party for conversion of debt,
 non-related, valued at $0.75 per share          -          -    11,500,000   11,500       851,000              -              -
-

January 30, 2001, cancelled common stock
 issued for services, valued at $0.30 per share  -      -  -     (1,200,000)  (1,200)        1,200              -              -

February 5, 2001, common stock issued for
 conversion of debt, non-related, valued at
 $0.05 per share                                 -          -        82,000       82         4,018              -              -

February 7, 2001, common stock issued for
 conversion of debt, non-related, valued at
 $0.05 per share                                 -          -       612,000      612        29,988              -              -
                                            ------    -------    ----------  -------    ----------  -------------  -------------

Balance Forward                                  -    $     -    59,959,915  $59,959   $14,871,205  $    (942,000) $(14,224,689)
                                            ------    -------    ----------  -------    ----------  -------------  -------------

                       The accompanying notes are an integral part of these consolidated financial statements.




                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                            -----------------   --------------------    PAID-IN     SUBSCRIPTIONS   ACCUMULATED
                                            SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL      RECEIVABLE       DEFICIT
                                            ------    -------    ----------  -------    ----------  -------------  -------------

Balance Forward                                  -    $     -    59,959,915  $59,959   $14,871,205  $  (942,000)   $(14,224,689)

February 12, 2001, common stock issued for
 conversion of debt, non-related, valued at
 $0.05 per share                                 -          -       200,000      200         9,800            -               -

February 12, 2001, common stock issued for
 conversion of interest, non-related, valued
 at $0.05 per share                              -          -        11,078       11           554            -               -

February 19, 2001, issued common stock,
 valued at $0.08 per share, to related party
 for conversion of debt                          -          -     2,310,547    2,311       182,533            -               -

February 19, 2001, common stock issued for
 Conversion of interest, non-related, valued
 at $0.09 per share                              -          -       425,939      426        37,909            -               -

February 22, 2001, common stock issued for
 Conversion of debt, non-related, valued at
 $0.06 per share                                 -          -        45,775       46         2,554            -               -

February 22, 2001, common stock issued for
 conversion of debt, non-related, valued at
 $0.06 per share                                 -          -       200,000      200        11,000            -               -

February 28, 2001, common stock issued for
 conversion of debt, non-related, valued at
 $0.05 per share                                 -          -       360,769      361        17,839            -               -

March 8, 2001, common stock issued for
 conversion of debt, non-related valued at
 $0.05 per share                                 -          -       375,000      375        17,625            -               -

March 8, 2001, common stock issued for
 conversion of interest, non-related,
 at $0.08 per share                              -          -        20,679       21           972            -               -

March 13, 2001, common stock issued for
 cash, non-related, valued at $0.05
 per share                                       -          -     4,000,000    4,000       196,000     (200,000)-             -
                                            ------    -------    ----------  -------    ----------  -------------  -------------
Balance Forward                                  -    $     -    67,909,702  $67,910   $15,347,991 $ (1,142,000)   $(14,224,689)
                                            ------    -------    ----------  -------    ----------  -------------  -------------






                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                            -----------------   --------------------    PAID-IN     SUBSCRIPTIONS   ACCUMULATED
                                            SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL      RECEIVABLE       DEFICIT
                                            ------    -------    ----------  -------    ----------  -------------  -------------

Balance Forward                                  -    $     -    67,909,702  $67,910    $15,347,991  $ (1,142,000) $ (14,224,689)

March 20, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -       176,300      176          5,324             -             -

March 26, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -       857,142      857         23,143             -             -

March 30, 2001, common stock issued for cash,
 non-related, valued at $0.05 per share          -          -     2,000,000    2,000         98,000      (100,000)            -

April 2, 2001, common stock issued for
 conversion of debt, valued at $0.03 per
 share                                           -          -     2,260,713    2,261         61,039             -             -

April 9, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -     1,607,141    1,607         43,393             -             -

April 10, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -       571,426      571         15,429             -             -

April 17, 2001, common stock issued for
 consulting services, valued at $0.06
 per share                                       -          -       125,000      125          7,375             -             -

April 18, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -     2,000,000    2,000         54,000             -             -

April 24, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -     1,406,250    1,406         43,594             -             -
                                            ------  ---------    ----------  -------    ----------- -------------  -------------
Balance Forward                                  -  $       -    78,913,674  $78,913    $15,699,288 $  (1,242,000) $(14,224,689)
                                            ------  ---------    ----------  -------    ----------- -------------  -------------

                     The accompanying notes are an integral part of these consolidated financial statements.






                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                            -----------------   --------------------    PAID-IN     SUBSCRIPTIONS   ACCUMULATED
                                            SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL      RECEIVABLE       DEFICIT
                                            ------    -------    ----------  -------    ----------  -------------  -------------

Balance Forward                                  -   $      -    78,913,674  $78,913    $15,699,288 $(1,242,000)   $(14,224,689)

April 30, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -       164,474      165          4,835           -               -

April 30, 2001, common stock issued for
 conversion of interest, non-related,
 valued at $ 0.03 per share                      -          -       129,922      130          3,508           -               -

May 3, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -     2,434,207    2,434         71,566           -               -

May 10, 2001, common stock issued for
 cash, non-related, valued at $0.04 per
 share                                           -          -     3,000,000    3,000        147,000    (150,000)              -

May 10, 2001, common stock issued for
 cash, non-related, valued at $0.03
 per share                                       -          -     7,500,000    7,500        232,500    (240,000)              -

May 10, 2001, common stock issued for
 cash, non-related, valued at $0.03
 per share                                       -          -     1,000,000    1,000         30,200     (31,200)              -

May 10, 2001, common stock issued for
 consulting services, valued at $0.03
 per share                                       -          -     5,000,000    5,000        162,500           -               -

May 11, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -     2,467,102    2,467         72,533           -               -

May 18, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.03 per share                              -          -     3,178,568    3,179         85,821           -               -

May 22, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.01 per share                              -          -     8,214,278    8,214        106,786           -               -
                                            ------    -------   -----------  -------    ----------- ------------   -------------
Balance Forward                                  -    $     -   112,002,225 $112,002    $16,616,537 $(1,663,200)   $(14,224,689)
                                            ------    -------   -----------  -------    ----------- -------------  -------------


                     The accompanying notes are an integral part of these consolidated financial statements.



                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                            -----------------   --------------------    PAID-IN     SUBSCRIPTIONS   ACCUMULATED
                                            SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL      RECEIVABLE       DEFICIT
                                            ------    -------   ----------  --------  -----------  -------------  -------------

Balance Forward                                  -   $      -   112,002,225 $112,002  $16,616,537  $ (1,663,200)  $ (14,224,689)

May 22, 2001, common stock issued for
 conversion of interest, non-related,
 valued at $0.03 per share                       -          -        34,589       35        1,016             -               -

May 22, 2001, common stock issued for
 conversion of interest, non-related,
 valued at $0.03 per share                       -          -       119,336      119        3,222             -               -

May 24, 2001, common stock issued for
 debt, non-related, valued at $0.01
 per share                                       -          -     2,979,165    2,979       25,621             -               -

May 31, 2001, common stock issued for
 conversion of debt, non-related,
 valued at $0.01 per share                       -          -       749,999      750        9,750             -               -

June 1, 2001, common stock issued for
 conversion of debt, non-related,
 valued at $0.01 per share                       -          -    10,911,454   10,912       93,838             -               -

June 4, 2001, common stock issued for
 conversion of debt, non-related,
 valued at $0.01 per share                       -          -    18,765,625   18,766      161,384             -               -

June 4, 2001, common stock issued for
 conversion of interest, non-related,
 valued at $0.01 per share                       -          -       235,961      236        2,029             -               -

June 12, 2001, common stock issued for
 conversion of interest, non-related,
 valued at $0.01 per share                       -          -       179,330      179        1,542             -               -

June 12, 2001, common stock issued for
 conversion of interest, non-related,
 valued at $0.01 per share                       -          -       200,955      201        2,612             -               -
                                            ------    -------   ----------- --------  -----------  -------------  -------------
Balance Forward                                  -    $     -   146,178,639 $146,179  $16,917,551  $ (1,663,200)  $ (14,224,689)
                                            ------    -------   ----------- --------  -----------  -------------  -------------


                     The accompanying notes are an integral part of these consolidated financial statements.





                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                            -----------------   --------------------    PAID-IN     SUBSCRIPTIONS   ACCUMULATED
                                            SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL      RECEIVABLE       DEFICIT
                                            ------    -------   ----------- --------  -----------  -------------  -------------

Balance Forward                                  -   $      -   146,178,639 $146,179  $16,917,551  $ (1,663,200)   $(14,224,689)

June 19, 2001, common stock issued for
 conversion of debt, non-related, valued
 at $0.01 per share                              -          -     1,136,363    1,136        8,864             -               -

June 19, 2001, common stock issued for
 conversion of interest, non-related,
 valued at $0.01 per share                       -          -        18,307       18          143             -               -

June 20, 2001, common stock issued for
 consulting services, valued at $0.03
 per share                                       -          -    (4,400,000)  (4,400)    (143,000)            -               -

July 19, 2001, common stock issued for
 consulting services, valued at $0.01
 per share                                       -          -     5,000,000    5,000       45,000             -               -

October 10, 2001, common stock issued to
 employees for services, valued at $0.01
 per share                                       -          -     1,000,000    1,000       10,000             -               -

November 29, 2001, cancellation of
 previously recorded common stock
 subscription receivable                         -          -    (1,000,000)  (1,000)           -        30,200               -

Cash received in exchange for common
 stock subscriptions                             -          -             -        -            -       228,300               -

Write-off uncollectible common stock
 subscriptions receivable                        -          -             -        -            -     1,404,700               -

Discount on debentures issued at less
 than market value                               -          -             -        -      293,501             -               -

Reclassification as a result of a change
 in accounting principle for outstanding
 options and warrants                            -          -             -        -     (391,470)            -               -
                                            ------    -------   ----------- --------  -----------  -------------  -------------
Balance Forward                                  -   $      -   147,933,309 $147,933  $16,740,589  $          -   $ (14,224,689)
                                            ------    -------   ----------- --------  -----------  -------------  -------------


                     The accompanying notes are an integral part of these consolidated financial statements.





                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                            -----------------   --------------------    PAID-IN     SUBSCRIPTIONS   ACCUMULATED
                                            SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL      RECEIVABLE       DEFICIT
                                            ------    -------   ----------- --------  -----------  -------------  -------------

Balance Forward                                  -   $      -   147,933,309 $147,933  $16,740,589  $           -  $(14,224,689)

Net loss for the year ended December
 31, 2001                                        -          -             -        -            -              -    (6,188,239)
                                           --------  --------  ------------ --------  -----------  -------------  -------------

Balance at December 31, 2001                     -          -   147,933,309 $147,933  $16,740,589  $           -  $(20,412,928)

May 30, 2002, preferred stock issued for
 cash at $4.00 per share (unaudited)         5,000          5             -        -       19,995              -             -

Net loss for the six months
 ended June 30, 2002 (unaudited)                            -             -        -            -              -    (1,362,067)
                                           --------  --------  ------------ --------  -----------  -------------  -------------

Balance, June 30, 2002 (unaudited)            5,000  $      5   147,933,309 $147,933  $16,760,584  $           -  $(21,774,995)
                                           ========  ========  ============ ========  ===========  =============  =============

Accumulated deficit incurred prior to
  the development stage                                                                                           $(20,412,928)
Accumulated deficit incurred during
  the development stage                                                                                             (1,362,067)
                                                                                                                  -------------

Total Accumulated Deficit                                                                                         $(21,774,995)
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


                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                                                From Inception
                                                                                                                    of the
                                                                                                                 Development
                                                                                                                   Stage on
                                                                         For the Six Months Ended June 30,     January 1, 2002
                                                                         -----------------------------------       through
                                                                             2002                    2001       June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES                                     ---------------      --------------   ----------------
  Net (loss)                                                             $   (1,362,067)      $  (2,664,566)    $   (1,362,067)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Bad debt                                                                    960,187             (58,749)           960,187
    Depreciation and amortization                                                     -           2,228,681                  -
    Common stock issued for services                                                  -              27,600                  -
    Conversion of debt below market value                                             -             234,631                  -
  Changes in operating assets and liabilities accounts:
    (Increase) decrease in due from factor                                            -             216,266                  -
    (Increase) in accounts receivable                                                 -          (2,741,951)                 -
    (Increase) decrease in inventory, net                                             -             890,665                  -
    (Increase) decrease in other assets                                               -             (25,048)                 -
    Increase (decrease) in accounts payable                                     (10,001)           (449,657)           (10,001)
    Increase (decrease) in other current liabilities                            (61,264)            995,683            (61,264)
                                                                         ---------------      --------------   ----------------

       Net Cash Used in Operating Activities                                   (473,145)         (1,346,445)          (473,145)
                                                                         ---------------      --------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                                          -             (10,575)                 -
   Decrease in notes receivable                                                 275,000                   -            275,000
                                                                         ---------------      --------------   ----------------

       Net Cash Provided (Used) in Investing Activities                         275,000             (10,575)           275,000
                                                                         ---------------      --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdraft                                                                     -             (69,584)                 -
   Proceeds from sale of preferred stock                                         20,000                   -             20,000
   Payments on notes payable                                                          -            (100,000)                 -
   Proceeds from related party notes payable                                          -             364,981                  -
   Payments on related party notes payable                                            -            (230,332)                 -
   Proceeds from convertible debentures                                               -             874,000                  -
   Issuance of common stock for cash                                                  -             721,200                  -
   Proceeds from subscribed stock                                                     -             228,300                  -
   Payments on capital leases                                                         -             (19,137)                 -
   Debt offering costs                                                                -              68,695                  -
                                                                         ---------------      --------------   ----------------

       Net Cash Provided by Financing Activities                                 20,000           1,838,123                  -
                                                                         ---------------      --------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                (178,145)            481,103           (178,145)

CASH AT BEGINNING OF PERIOD                                                     213,434              25,452            213,434
                                                                         ---------------      --------------   ----------------

CASH AT END OF PERIOD                                                    $       35,289       $     506,555    $        35,289
                                                                         ===============      ==============   ================

                    The accompanying notes are an integral part of these consolidated financial statements.


                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                            From Inception
                                                                                                of the
                                                                                             Development
                                                                                               Stage on
                                                     For the Six Months Ended June 30,     January 1, 2002
                                                   ------------------------------------        through
                                                         2002                    2001       June 30, 2002
                                                   ---------------       --------------    ----------------
CASH PAID FOR:
   Interest                                          $          -         $           -     $             -
   Income tax                                        $          -         $           -     $             -

SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
   Issuance of common stock for debt                 $          -         $   1,818,768     $             -
   Issuance of common stock for subscription         $          -         $     721,200     $             -
   Conversion of debt below market value             $          -         $     234,631     $             -
    Issuance of common stock for services            $          -         $      27,600     $             -



           The accompanying notes are an integral part of these consolidated financial statements.



                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2002, and 2001, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001, audited consolidated financial statements. The results of operations for the period ended June 30, 2002, and 2001, are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated significant losses from operations for the six months ended June 30, 2002, and 2001, and has current liabilities in excess of current assets at June 30, 2002. Additionally, the Company reentered the development stage on January 1, 2002, because all operations, with the exception of Vida, Inc., were discontinued as of November 30, 2001. See Note 3.

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

NOTE 3-  DISCONTINUED OPERATIONS

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

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 3-  DISCONTINUED OPERATIONS (Continued)

         The following is a summary of the loss from discontinued operations resulting from the elimination of all operations, with the exception of Vida, Inc.

                                           For the Three      For the Six
                                           Months Ended     Months Ended
                                             JUNE 30,           JUNE 30,
                                        ------------------  ---------------
                                               2001               2001
                                        ------------------  ---------------

SALES, NET                              $       11,366,568  $    17,987,963
                                        ------------------  ---------------

COSTS OF SALES                                   8,132,326       12,853,189
                                        ------------------  ---------------

GROSS MARGIN                                     3,234,242        5,134,774
                                        ------------------  ---------------

EXPENSES

   Loss on impairment of goodwill                1,962,205        1,962,205
   Shipping expenses                               100,518          201,148
   Design expenses                                  77,376          150,800
   Selling expenses                                343,774        1,261,302
   Depreciation and amortization                   128,657          268,467
   General and administrative                    2,664,027        3,579,479
                                        ------------------  ---------------

       Total Operating Expense                   5,276,557        7,423,401
                                        ------------------  ---------------

OPERATING LOSS                                  (2,042,315)      (2,288,627)
                                        ------------------  ---------------

OTHER INCOME (EXPENSE)

   Interest expense                               (259,772)        (415,433)
   Interest income                                  39,494           39,494
                                        ------------------  ---------------

       Total Other Income
       (Expense)                                  (220,278)        (375,939)
                                        ------------------  ---------------

NET LOSS FROM
 DISCONTINUED
 OPERATIONS                             $       (2,262,593) $    (2,664,566)
                                        ==================  ===============

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

         ADDITIONAL FUND RAISING ACTIVITIES. As of June 30, 2002, Avid had $35,289 cash-on-hand. Avid has historically funded its operations through a combination of internally generated cash, funds loaned to the Company by certain of its officers and directors and through the sale of securities. Avid will need to raise additional funds to execute a new business strategy in the event the merger with Merger Co. is not successfully consummated. Avid's current liabilities exceed its current assets as of June 30, 2002.

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

                                                            CURRENT
           DEPARTMENT                                      EMPLOYEES
           Administrative and Other Support Positions          1
                                                              ---
           Total Employees                                     1
                                                              ===

         THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

         Effective November 30, 2001, Avid ceased all operations relating to the manufacture and sale of golf apparel and related products. The following results are not indicative of our future results.

         Our results of operations for the three-month periods ended June 30, 2002 and 2001 respectively, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. As a result of the termination of the Dockers Golf license, these results are not indicative of future results.

         SALES, NET. Sales, net decreased $11.4 million, from $11.4 million to $0 in the three months ended June 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales subsequent to the termination of the Dockers Golf license on May 9, 2001.

         COST OF GOODS SOLD. Cost of goods sold decreased $8.1 million, from $8.1 million to $0 in the three months ended June 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to reduced sales subsequent to the termination of the Dockers Golf License.

         GROSS PROFIT. Gross profit decreased $3.2 million, from $3.2 to $0 in the three months ended June 30, 2002, compared to the same period in the prior year. This decrease was attributable to the decrease in sales, net in the current period compared to the same period in the prior year.

         SELLING EXPENSES. Selling expenses decreased $0.3 million, from $0.3 million to $0 in the three months ended June 30, 2002 compared to the same period in the prior year. This decrease was attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license on May 9, 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.1 million, or 26.3%, from $343,774 to $253,538 in the three months ended June 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to reduced operating activities subsequent to the termination of the Dockers Golf license on May 9, 2001.

         INTEREST EXPENSE. Interest expense decreased $245,833 or 94.6%, in the three-month period ended June 30, 2002, compared to the same period in the prior year.

         NET LOSS. Net loss decreased $1.1 million, or 49.8%, from $2.3 million to $1.1 million in the three months ended June 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to the decrease in operating expenses subsequent to the termination of the Dockers Golf label on May 9, 2001. We anticipate that our net loss will increase as a result of the termination of the Dockers Golf license.

         SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

         Our results of operations for the six-month periods ended June 30, 2002 and 2001, included six months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. As result of the termination of the Dockers Golf license these results are not indicative of future results.

         SALES, NET. Sales, net decreased $18.0 million, from $18.0 million to $0 in the six months ended June 30, 2002 compared to the same period in the prior year. This decrease is primarily attributable to our reduced sales efforts subsequent to the termination the Dockers Golf product license on May 9, 2001.

         COST OF GOODS SOLD. Cost of goods sold decreased $12.9 million, from $12.9 million to $0 in the six months ended June 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to reduced sales subsequent to the termination of the Dockers Golf license on May 9, 2001.

         GROSS PROFIT. Gross profit decreased $5.1 million, from $5.1 million to $0 in the six months ended June 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to the decrease in sales, net in the current period compared to the same period in the prior year.

         SELLING EXPENSES. Selling expenses decreased $1.3 million, from $1.3 million to $0 in the six months ended June 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license on May 9, 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $3.1 million, or 86.9%, from $3.6 million to $0.5 million in the six months ended June 30, 2002 compared to the same period in the prior year. This decrease was partially attributable to reduced operating activities subsequent to the termination of the Dockers Golf license on May 9, 2001.

         INTEREST EXPENSE. Interest expense decreased $0.4 million, or 93.2%, in the six-month period ended June 30, 2002, compared to the same period in the prior year.

         NET LOSS. Net loss decreased $1.3 million, or 48.8%, from $2.7 million to $1.4 million in the six months ended June 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to the decrease in operating expenses subsequent to the termination of the Dockers Golf label on May 9, 2001.

         LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2002, we had $35,289 cash-on-hand and our current liabilities exceeded our current assets. A discussion of how we generated and used cash in the six-month period follows:

         OPERATING ACTIVITIES. Our operating activities used $0.5 million in cash during the six-month period ended June 30, 2002, consisting mainly of a net loss of $1.4 million. This item was partially offset by [BAD DEBT EXPENSE ADJUSTMENT OF $1.0 MILLION.]

         INVESTING ACTIVITIES. Our investing activities used $0.3 million in cash during the six-month period ended June 30, 2002, consisting of a decrease in notes receivable.

         FINANCING ACTIVITIES. Financing activities provided $20,000 during the six-month period ended June 30, 2002 consisting of proceeds from the sale of preferred stock. Due to our significant quarterly losses and the loss of the Dockers Golf and British Open Collection product lines, we will need to rely on external financing to fund our operations for the foreseeable future.

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

         On November 28, 2000, Avid entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of the Company's debentures. The debentures were convertible into shares of Avid's common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which Avid's common stock was traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold was at the Company's discretion, subject to various conditions. Through June 30, 2002, Avid has raised $1.2 million from the sale of debentures pursuant to the Line of Credit and 59.3 million shares of Avid's common stock were issued upon conversion of the debentures. As a result of the loss of the Dockers' license, no additional funds pursuant to the Line of Credit are available to Avid.

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

         AVID HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         Avid has historically lost money. In the six months ended June 30, 2002, Avid sustained a loss of $1.4 million. In the year ended December 31, 2001, Avid sustained a loss of $6.2 million. In the year ended December 31, 2000, Avid sustained losses of $8.7 million. Avid currently does not have any operations. Future losses are likely to occur. For the years ended December 31, 2001 and 2000, Avid's independent auditors have noted that Avid does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. As of June 30, 2002, Avid's current liabilities exceeded its current assets. Avid's ability to obtain additional funding will determine its ability to continue as a going concern. As of June 30, 2002, Avid had $35,289 cash-on-hand. Accordingly, Avid will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that Avid will be successful in reaching or maintaining profitable operations.

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

         AVID HAS BEEN AND CONTINUES TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

         Avid had a working capital deficit of $4.9 million at June 30, 2002. Avid had a working capital deficit of $3.7 million and $3.0 million at December 31, 2001 and 2000, respectively. Avid had an accumulated deficit of $21.8 at June 30, 2002. Avid had an accumulated deficit of $20.4 million and $14.2 million at December 31, 2001 and 2000, respectively. Avid currently does not have any operations.

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

         In May 2002, Avid sold 5,000 shares of Series A Convertible Preferred Stock at $4.00 per share for an aggregate of $20,000.

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

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
                 --------------------------------

         (A)     EXHIBITS.

EXHIBIT
NO.           DESCRIPTION                                      LOCATION
-------       -----------                                      --------
    2.01      Stock Purchase and Sale Agreement dated as of    Incorporated by reference to Exhibit 2.01 to the
              December 18, 1998 among our company, Avid        Registrant's Registration Statement on Form 10-SB
              Sportswear, Inc. and the shareholders of Avid    (the "Registration Statement")
              Sportswear, Inc.

    2.02      Merger Agreement,  dated June 18, 2002 by and    Incorporated by reference to Exhibit 2.02 to Avid
              among United  Companies  Corporation,  Merger    Sportswear & Golf Corp;s  Amendment No. 1 to Form
              Co., Inc. and Avid Sportswear & Golf Corp.       S-4 filed June 24, 2002

    2.03      Articles of Merger of Avid  Sportswear & Golf    Incorporated by reference to Exhibit 2:03 to Avid
              Corp. with and into Merger Co., Inc.             Sportswear & Golf Corp.'s Amendment No. 1 to Form
                                                               S-4 filed June 24, 2002

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



EXHIBIT
NO.           DESCRIPTION                                      LOCATION
-------       -----------                                      --------
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

   10.18      Form of Factoring Agreement between our          Incorporated by reference to Exhibit 10.18 to the
              company and GE Capital Commercial Services, Inc. Registrant's Form 10-QSB filed on November 17, 2001

   10.19      Form of Factoring Agreement Guaranty/Letter of   Incorporated by reference to Exhibit 10.19 to the
              Credit Supplement between our company and GE     Registrant's Form 10-QSB filed on November 17, 2001
              Capital Commercial Services, Inc.

   10.20      Form of Factoring Agreement - Inventory          Incorporated by reference to Exhibit 10.20 to the
              Supplement (with advances) between our company   Registrant's Form 10-QSB filed on November 17, 2001
              and GE Capital Commercial Services, Inc.

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

Date: September 23, 2002             AVID SPORTSWEAR & GOLF CORP.


                                     By:  /s/ Frank Jakovac
                                        ---------------------------------------
                                          Frank Jakovac
                                          President and Chief Executive Officer





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avid Sportswear & Golf Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.





/s/ Frank Jakovac
-------------------------------------
Frank Jakovac
President and Chief Executive Officer