Form 10QSB
period 2002-09-30
AVID SPORTSWEAR & GOLF CORP
filed 2002-12-18
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     (MARK ONE)

  |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2002

  |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          AVID SPORTSWEAR & GOLF CORP.
                  (Name of Small Business Issuer in Its Charter)

Nevada                                       88-0374969
------                                       ----------
(State or Other Jurisdiction of              I.R.S. Employer Identification No.)
  Incorporation or Organization)

834 Ridge Avenue, Pittsburgh, Pennsylvania   15212
------------------------------------------   -----
(Address of Principal Executive Offices)     (Zip Code)


                                (412) 321-6001
                                --------------
                (Issuer's Telephone Number, Including Area Code)

       Check whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       There were 147,933,309 shares of Common Stock outstanding as of December 10, 2002. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

PART I


FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS.
              --------------------

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                          AVID SPORTSWEAR & GOLF CORP.
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets

                            ASSETS
                            ------
                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                  2002             2001
                                                                                           ---------------    -------------
                                                                                             (UNAUDITED)

CURRENT ASSETS
  Cash                                                                                     $        15,381    $     213,434
  Accounts receivable, net                                                                               -          810,187
  Note receivable                                                                                        -          300,000
                                                                                           ---------------    -------------
    Total Current Assets                                                                            15,381        1,323,621
                                                                                           ---------------    -------------
  OTHER ASSETS
    Deposits                                                                                             -          150,000
    Trademarks                                                                                       2,902            2,902
                                                                                           ---------------    -------------
      Total Other Assets                                                                             2,902          152,902
                                                                                           ---------------    -------------

      TOTAL ASSETS                                                                                 $18,283       $1,476,523
                                                                                           ===============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                            $  4,067,514     $  4,077,515
  Accrued liabilities                                                                              182,531          228,312
  Notes payable                                                                                    561,525          561,525
  Capital leases - current portion                                                                 131,629          131,629
  Equity option and warranty liability                                                               1,164            1,948
                                                                                           ---------------    -------------
    Total Current Liabilities                                                                    4,944,363        5,000,929
                                                                                           ---------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; $0.001 par value: 10,000,000 shares authorized; 5,000 and -0- shares                  5                -
    issued and outstanding, respectively
  Common stock; $0.001 par value; 150,000,000 shares authorized; 147,933,309 and                   147,933          147,933
    147,933,309 shares issued and outstanding, respectively
  Additional paid-in capital                                                                    16,760,584       16,740,589
  Accumulated deficit prior to the development stage                                          (20,412,928)     (20,412,928)
  Accumulated deficit during the development stage                                             (1,421,674)                -
                                                                                           ---------------    -------------
    Total Stockholders' Equity (Deficit)                                                       (4,926,080)      (3,524,406)
                                                                                           ---------------    -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $   18,283     $  1,476,523
                                                                                           ===============    =============

            The accompanying notes are an integral part of these consolidated financial statements.




                                          AVID SPORTSWEAR & GOLF CORP.
                                          (A Development Stage Company)
                                      Consolidated Statements of Operations
                                                   (Unaudited)
                                                                                                            FROM INCEPTION
                                                                                                                OF THE
                                                                                                              DEVELOPMENT
                                                                                                                 STAGE
                                                                                                                  ON
                                                                                                            JANUARY 1, 2002
                                            FOR THE THREE MONTHS                FOR THE NINE MONTHS             THROUGH
                                                    ENDED                              ENDED                 SEPTEMBER 30,
                                                SEPTEMBER 30,                      SEPTEMBER 30,                 2002
                                      ---------------------------------  ---------------------------------  ---------------
                                           2002              2001             2002              2001             2002
                                      ---------------  ----------------  ---------------  ----------------  ---------------

REVENUES                              $                $                 $                $                 $             -

EXPENSES
  Bad debt                                          -                 -          960,187                 -          960,187
  General and administrative                   44,961                 -          511,699                 -          511,699
                                      ---------------  ----------------  ---------------  ----------------  ---------------
    Total Expenses                             44,961                 -        1,471,886                 -        1,471,886
                                      ---------------  ----------------  ---------------  ----------------  ---------------

LOSS FROM OPERATIONS                         (44,961)                 -      (1,471,886)                 -      (1,471,886)
                                      ---------------  ----------------  ---------------  ----------------  ---------------
OTHER (EXPENSE) INCOME
  Other Income                                     53                 -           59,153                 -           59,153
  Interest expense                           (14,038)                 -         (42,114)                 -         (42,114)
  Gain on settlement of debt                        -                 -           32,388                 -           32,388
  Income (loss) on equity options
    and warrants                                (661)                 -              785                 -              785
                                      ---------------  ----------------  ---------------  ----------------  ---------------
    Total Other (Expense) Income             (14,646)                 -           50,212                 -           50,212
                                      ---------------  ----------------  ---------------  ----------------  ---------------

LOSS BEFORE DISCONTINUED  OPERATIONS         (59,607)                 -      (1,421,674)                 -      (1,421,674)
                                      ---------------  ----------------  ---------------  ----------------  ---------------

DISCONTINUED OPERATIONS                             -       (2,725,480)                -       (5,390,045)                -
                                      ---------------  ----------------  ---------------  ----------------  ---------------

INCOME TAX EXPENSE                                  -                 -                -                 -                -

NET LOSS                                $    (59,607)      $(2,725,480)   $  (1,421,674)    $  (5,390,045)  $   (1,421,674)
                                      ===============  ================  ===============  ================  ===============

BASIC LOSS PER SHARE                     $     (0.00)           $(0.02)     $     (0.01)      $     (0.05)
                                      ===============  ================  ===============  ================

WEIGHTED AVERAGE  NUMBER OF SHARES        147,933,309       144,270,305      147,933,309       102,383,608
                                      ===============  ================  ===============  ================


                The accompanying notes are an integral part of these consolidated financial statements.


                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)


                                    PREFERRED STOCK            COMMON STOCK          ADDITIONAL
                                  ---------------------   ------------------------    PAID-IN     SUBSCRIPTIONS  ACCUMULATED
                                  SHARES       AMOUNT      SHARES        AMOUNT       CAPITAL      RECEIVABLE      DEFICIT
                                  ---------   ---------   ----------    ----------   -----------  ------------- -------------

Balance, December 31, 2000                -    $     --   46,429,406    $   46,429   $13,855,035    $(942,000)  $(14,224,689)

January 10, 2001, common
  stock issued for
  conversion of debt,
  non-related, valued at
  $0.06 per share                         -           -      133,333           133         7,867             -            -

January 10, 2001, common
  stock issued for
  conversion of debt,
  non-related valued at
  $0.07 per share                         -           -      241,176           241        16,159             -            -

January 19, 2001, common
  stock issued for
  conversion of debt,
  non-related, valued at
  $0.05 per share                         -           -      360,000           360        17,640             -            -

January 23, 2001, common
  stock issued for
  conversion of debt,
  non-related, valued at
  $0.05 per share                         -           -    1,612,000         1,612        78,988             -            -

January 29, 2001, common
  stock issued for
  conversion of debt,
  non-related, valued at
  $0.05 per share                         -           -      190,000           190         9,310             -            -

January 30, 2001, common
  stock issued to a related
  party for conversion of debt,
  non-related, valued
  at $0.75 per share                      -           -   11,500,000        11,500       851,000             -            -

January 30, 2001, cancelled
  common stock  issued for
  services, valued at $0.30
  per share                               -           -  (1,200,000)       (1,200)         1,200             -            -

February 5, 2001, common
  stock issued for
  conversion of debt,
  non-related, valued at
  $0.05 per share                         -           -       82,000            82         4,018             -            -

February 7, 2001, common
  stock issued for
  conversion of debt,
  non-related, valued at
  $0.05 per share                         -           -      612,000           612        29,988             -            -
                                  ---------   ---------   ----------    ----------   -----------  ------------- -------------

Balance Forward                           -     $     -   59,959,915    $   59,959   $14,871,205    $(942,000)  $(14,224,689)
                                  ---------   ---------   ----------    ----------   -----------  ------------- -------------


                    The accompanying notes are an integral part of these consolidated financial statements.




                                                      AVID SPORTSWEAR & GOLF CORP.
                                                     (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                    PREFERRED STOCK            COMMON STOCK          ADDITIONAL
                                  -------------------     ------------------------    PAID-IN     SUBSCRIPTIONS  ACCUMULATED
                                   SHARES       AMOUNT      SHARES        AMOUNT      CAPITAL       RECEIVABLE      DEFICIT
                                  ---------    --------   ----------    ----------   -----------  ------------- -------------

Balance Forward                           -    $      -   59,959,915    $   59,959   $14,871,205   $ (942,000)  $(14,224,689)

February 12, 2001, common
  stock issued for
  conversion of debt,
  non-related, valued at
  $0.05 per share                         -           -      200,000           200         9,800             -            -

February 12, 2001, common
  stock issued for
  conversion of interest,
  non-related, valued at
  $0.05 per share                         -           -       11,078            11           554             -            -

February 19, 2001, issued
  common stock, valued at
  $0.08 per share, to related
  party for conversion of
  debt                                    -           -    2,310,547         2,311       182,533             -            -

February 19, 2001, commons
  tock issued for  Conversion
  of interest, non-related,
  valued at  $0.09 per share              -           -      425,939           426        37,909             -            -

February 22, 2001, common
  stock issued for
  Conversion of debt,
  non-related, valued at
  $0.06 per share                         -           -       45,775            46         2,554             -            -

February 22, 2001, common
  stock issued for
  conversion of debt,
  non-related, valued at
  $0.06 per share                         -           -      200,000           200        11,000             -            -

February 28, 2001, common
  stock issued for
  conversion of debt,
  non-related, valued at
  $0.05 per share                         -           -      360,769           361        17,839             -            -

March 8, 2001, common stock
  issued for  conversion of
  debt, non-related valued
  at  $0.05 per share                     -           -      375,000           375        17,625             -            -

March 8, 2001, common stock
  issued for  conversion of
  interest, non-related, at
  $0.08  per share                        -           -       20,679            21           972             -            -

March 13, 2001, common stock
  issued for  cash,
  non-related, valued at
  $0.05 per share                         -           -    4,000,000         4,000       196,000     (200,000)            -
                                  ---------    --------   ----------    ----------   -----------  ------------- -------------

Balance Forward                           -      $    -   67,909,702    $   67,910   $15,347,991  $(1,142,000)  $(14,224,689)
                                  ---------    --------   ----------    ----------   -----------  ------------- -------------


                        The accompanying notes are an integral part of these consolidated financial statements.


                                                      AVID SPORTSWEAR & GOLF CORP.
                                                     (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                    PREFERRED STOCK            COMMON STOCK          ADDITIONAL
                                  ---------------------   ------------------------    PAID-IN     SUBSCRIPTIONS  ACCUMULATED
                                   SHARES       AMOUNT      SHARES        AMOUNT      CAPITAL      RECEIVABLE      DEFICIT
                                  ---------    --------   ----------    ----------   -----------  ------------- -------------

Balance Forward                           -   $      --   67,909,702    $   67,910   $15,347,991  $(1,142,000)  $(14,224,689)

March 20, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -      176,300           176         5,324             -            -

March 26, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -      857,142           857        23,143             -            -

March 30, 2001, common stock
  issued for cash,
  non-related, valued at
  $0.05 per share                         -           -    2,000,000         2,000        98,000     (100,000)            -

April 2, 2001, common stock
  issued for  conversion of
  debt, valued at $0.03 per
  share                                   -           -    2,260,713         2,261        61,039             -            -

April 9, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -    1,607,141         1,607        43,393             -            -

April 10, 2001, commons tock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -      571,426           571        15,429             -            -

April 17, 2001, common stock
  issued for  consulting
  services, valued at $0.06
  per share                               -           -      125,000           125         7,375             -            -

April 18, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -    2,000,000         2,000        54,000             -            -

April 24, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -    1,406,250         1,406        43,594             -            -
                                  ---------    --------   ----------    ----------   -----------  ------------- -------------

Balance Forward                           -     $    --   78,913,674    $   78,913   $15,699,288  $(1,242,000)  $(14,224,689)
                                  ---------    --------   ----------    ----------   -----------  ------------- -------------


                        The accompanying notes are an integral part of these consolidated financial statements.


                                                      AVID SPORTSWEAR & GOLF CORP.
                                                     (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                    PREFERRED STOCK            COMMON STOCK          ADDITIONAL
                                  ---------------------   ------------------------    PAID-IN     SUBSCRIPTIONS  ACCUMULATED
                                   SHARES       AMOUNT      SHARES        AMOUNT      CAPITAL      RECEIVABLE      DEFICIT
                                  ---------    --------   ----------    ----------   -----------  ------------- -------------

Balance Forward                           -     $     -   78,913,674    $   78,913   $15,699,288  $(1,242,000)  $(14,224,689)

April 30, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -      164,474           165         4,835             -            -

April 30, 2001, common stock
  issued for  conversion of
  interest, non-related,
  valued  at $ 0.03 per share             -           -      129,922           130         3,508             -            -

May 3, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -    2,434,207         2,434        71,566             -            -

May 10, 2001, common stock
  issued for  cash,
  non-related, valued at
  $0.04 per share                         -           -    3,000,000         3,000       147,000     (150,000)            -

May 10, 2001, common stock
  issued for  cash,
  non-related, valued at
  $0.03 per share                         -           -    7,500,000         7,500       232,500     (240,000)            -

May 10, 2001, common stock
  issued for  cash,
  non-related, valued at
  $0.03 per share                         -           -    1,000,000         1,000        30,200      (31,200)            -

May 10, 2001, common stock
  issued for  consulting
  services, valued at $0.03
  per share                               -           -    5,000,000         5,000       162,500             -            -

May 11, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -    2,467,102         2,467        72,533             -            -

May 18, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.03 per share                     -           -    3,178,568         3,179        85,821             -            -

May 22, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.01 per share                     -           -    8,214,278         8,214       106,786             -            -
                                  ---------    --------   ----------    ----------   -----------  ------------- -------------

Balance Forward                           -     $     -  112,002,225    $  112,002   $16,616,537  $(1,663,200)  $(14,224,689)
                                  ---------    --------   ----------    ----------   -----------  ------------- -------------

                        The accompanying notes are an integral part of these consolidated financial statements.


                                                      AVID SPORTSWEAR & GOLF CORP.
                                                     (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                    PREFERRED STOCK            COMMON STOCK          ADDITIONAL
                                  ---------------------   ------------------------    PAID-IN     SUBSCRIPTIONS  ACCUMULATED
                                   SHARES       AMOUNT      SHARES        AMOUNT      CAPITAL      RECEIVABLE      DEFICIT
                                  ---------    --------  -----------    ----------   -----------  ------------- -------------

Balance Forward                          -     $     --  112,002,225    $  112,002   $16,616,537  $(1,663,200)  $(14,224,689)

May 22, 2001, common stock
  issued for conversion of
  interest, non-related,
  valued at $0.03 per share              -            -       34,589            35         1,016             -            -

May 22, 2001, common stock
  issued for  conversion of
  interest, non-related,
  valued at $0.03 per share              -            -      119,336           119         3,222             -            -

May 24, 2001, common stock
  issued for  debt,
  non-related, valued at
  $0.01 per share                        -            -    2,979,165         2,979        25,621             -            -

May 31, 2001, common stock
  issued for conversion of
  debt, non-related, valued
  at $0.01 per share                     -            -      749,999           750         9,750             -            -

June 1, 2001, common stock
  issued for conversion of
  debt, non-related, valued
  at $0.01 per share                     -            -   10,911,454        10,912        93,838             -            -

June 4, 2001, common stock
  issued for conversion of
  debt, non-related, valued
  at $0.01 per share                     -            -   18,765,625        18,766       161,384             -            -

June 4, 2001, common stock
  issued for conversion of
  interest, non-related,
  valued at $0.01 per share              -            -      235,961           236         2,029             -            -

June 12, 2001, common stock
  issued for conversion of
  interest, non-related,
  valued at  $0.01 per share             -            -      179,330           179         1,542             -            -

June 12, 2001, common stock
  issued for conversion of
  interest, non-related,
  valued at $0.01 per share              -            -      200,955           201         2,612             -            -
                                  ---------    --------  -----------    ----------   -----------  ------------- -------------

Balance Forward                          -     $      -  146,178,639    $  146,179   $16,917,551  $(1,663,200)  $(14,224,689)
                                  ---------    --------  -----------    ----------   -----------  ------------- -------------


                        The accompanying notes are an integral part of these consolidated financial statements.


                                                      AVID SPORTSWEAR & GOLF CORP.
                                                     (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                    PREFERRED STOCK            COMMON STOCK          ADDITIONAL
                                  ---------------------   ------------------------    PAID-IN     SUBSCRIPTIONS  ACCUMULATED
                                   SHARES       AMOUNT      SHARES        AMOUNT      CAPITAL      RECEIVABLE      DEFICIT
                                  ---------    --------  -----------    ----------   -----------  ------------- -------------

Balance Forward                           -     $     -  146,178,639    $  146,179   $16,917,551  $(1,663,200)  $(14,224,689)

June 19, 2001, common stock
  issued for  conversion of
  debt, non-related, valued
  at  $0.01 per share                     -           -    1,136,363         1,136         8,864             -            -

June 19, 2001, common stock
  issued for  conversion of
  interest, non-related,
  valued  at $0.01 per share              -           -       18,307            18           143             -            -

June 20, 2001, common stock
  issued for  consulting
  services, valued at $0.03
  per  share                              -           -  (4,400,000)       (4,400)     (143,000)             -            -

July 19, 2001, common stock
  issued for  consulting
  services, valued at $0.01
  per  share                              -           -    5,000,000         5,000        45,000             -            -

October 10, 2001, common
  stock issued to  employees
  for services, valued at
  $0.01 per  share                        -           -    1,000,000         1,000        10,000             -            -

November 29, 2001,
  cancellation of previously
  recorded common stock
  subscription receivable                 -           -  (1,000,000)       (1,000)             -        30,200            -

Cash received in exchange for
  common stock  subscriptions             -           -            -             -             -       228,300            -

Write-off uncollectible
  common stock subscriptions
  receivable                              -           -            -             -             -     1,404,700            -

Discount on debentures issued
  at less than market  value              -           -            -             -       293,501             -            -

Reclassification as a result
  of a change in accounting
  principle for outstanding
  options and warrants                    -           -            -             -     (391,470)             -            -
                                  ---------    --------  -----------    ----------   -----------  ------------- -------------

Balance Forward                           -     $     -  147,933,309    $  147,933   $16,740,589  $          -  $(14,224,689)
                                  ---------    --------  -----------    ----------   -----------  ------------- -------------


                        The accompanying notes are an integral part of these consolidated financial statements.


                                                      AVID SPORTSWEAR & GOLF CORP.
                                                     (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                    PREFERRED STOCK            COMMON STOCK          ADDITIONAL
                                  ---------------------   ------------------------    PAID-IN     SUBSCRIPTIONS  ACCUMULATED
                                   SHARES       AMOUNT      SHARES        AMOUNT      CAPITAL      RECEIVABLE      DEFICIT
                                  ---------    --------  -----------    ----------   -----------  ------------- -------------

Balance Forward                           -     $     -  147,933,309      $147,933   $16,740,589  $          -  $(14,224,689)

Net loss for the year ended
  December 31, 2001                       -           -            -             -             -             -    (6,188,239)
                                  ---------    --------  -----------    ----------   -----------  ------------- -------------

Balance at December 31, 2001              -           -  147,933,309      $147,933   $16,740,589  $          -  $(20,412,928)

May 30, 2002, preferred stock
  issued for cash at $4.00
  per share (unaudited)               5,000           5            -             -        19,995             -            -

Net loss for the nine months
  ended September 30, 2002
  (unaudited)                             -           -            -             -             -             -    (1,421,674)
                                  ---------    --------  -----------    ----------   -----------  ------------- -------------

Balance, September 30, 2002
  (unaudited)                         5,000     $     5  147,933,309      $147,933   $16,760,584  $          -  $(21,834,602)
                                  =========    ========  ===========    ==========   ===========  ============  =============

Accumulated deficit incurred
  prior to the development
  stage                                                                                                         $(20,412,928)
Accumulated deficit incurred
  during the development stage                                                                                    (1,421,674)
                                                                                                                -------------

Total Accumulated Deficit                                                                                       $(21,834,602)
                                                                                                                =============

                      The accompanying notes are an integral part of these consolidated financial statements.


                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                                                                            FROM INCEPTION
                                                                                                                OF THE
                                                                                                              DEVELOPMENT
                                                                                                                 STAGE
                                                                                 FOR THE NINE MONTHS               ON
                                                                                        ENDED               JANUARY 1, 2002
                                                                                    SEPTEMBER 30,               THROUGH
                                                                            ------------------------------   SEPTEMBER 30,
                                                                               2002              2001             2002
                                                                            ------------      ------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $(1,421,674)      $(5,390,045)     $(1,421,674)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Bad debt                                                                     960,187           236,564          960,187
    Depreciation and amortization                                                      -         2,298,930                -
    Common stock issued for services                                                   -            77,600                -
    Conversion of debt below market value                                              -           234,631
    Loss on impairment of fixed assets                                                 -           771,407                -
  Changes in operating assets and liabilities accounts:
    (Increase) in due from factor                                                      -           700,492                -
    (Increase) in accounts receivable                                                  -         (964,969)                -
    Decrease in inventory, net                                                         -         1,479,688                -
    Decrease in other assets                                                           -            67,636                -
    (Decrease) in accounts payable                                              (10,001)         (984,336)         (10,001)
    (Decrease) in other current liabilities                                     (45,781)         (770,700)         (45,781)
                                                                            ------------      ------------  ---------------
      Net Cash Used in Operating Activities                                    (518,053)       (2,243,102)        (518,053)
                                                                            ------------      ------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets                                                            -          (14,854)                -
  Decrease in notes receivable                                                   300,000                 -          300,000
                                                                            ------------      ------------  ---------------
    Net Cash Provided (Used) in Investing Activities                             300,000          (14,854)          300,000
                                                                            ------------      ------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                                                       -          (87,534)                -
  Proceeds from sale of preferred stock                                           20,000                 -           20,000
  Payments on notes payable                                                            -         (100,000)                -
  Proceeds from related party notes payable                                            -           364,981                -
  Payments on related party notes payable                                              -         (433,896)                -
  Proceeds from convertible debentures                                                 -           874,000                -
  Issuance of common stock for cash                                                    -           721,200                -
  Proceeds from subscribed stock                                                       -           228,300                -
  Write-off of stock subscription receivable                                           -           717,450                -
  Payments on capital leases                                                           -          (30,549)                -
  Debt offering costs                                                                  -            68,695                -
    Net Cash Provided by Financing Activities                                     20,000         2,322,647           20,000
                                                                            ------------      ------------  ---------------

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


                                                  AVID SPORTSWEAR & GOLF CORP.
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)

                                                                                                            FROM INCEPTION
                                                                                                                OF THE
                                                                                                              DEVELOPMENT
                                                                                                                 STAGE
                                                                                 FOR THE NINE MONTHS               ON
                                                                                        ENDED               JANUARY 1, 2002
                                                                                    SEPTEMBER 30,               THROUGH
                                                                            ------------------------------   SEPTEMBER 30,
                                                                               2002              2001             2002
                                                                            ------------      ------------  ---------------

NET INCREASE (DECREASE) IN CASH                                                (198,053)            64,691        (198,053)

CASH AT BEGINNING OF PERIOD                                                      213,434            25,452          213,434

CASH AT END OF PERIOD                                                       $     15,381      $     90,143  $        15,381
                                                                            ============      ============  ===============

CASH PAID FOR:
  Interest                                                                  $          -      $     18,546  $             -
  Income tax                                                                $          -      $          -  $             -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock for debt                                         $          -      $  1,818,768  $             -
  Issuance of common stock for subscription                                 $          -      $    721,200  $             -
  Conversion of debt below market value                                     $          -      $    234,631  $             -
  Issuance of common stock for services                                     $          -      $     77,600  $             -


                      The accompanying notes are an integral part of these consolidated financial statements.


                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2002, and 2001, and for all periods presented have been made.

      Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001, audited consolidated financial statements. The results of operations for the period ended September 30, 2002, are not necessarily indicative of the operating results for the year ended December 31, 2002.

NOTE 2 - GOING CONCERN

      The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated significant losses from operations for the nine months ended September 30, 2002, and has current liabilities in excess of current assets at September 30, 2002. Additionally, the Company reentered the development stage on January 1, 2002, because all operations, with the exception of Vida, Inc., were discontinued as of November 30, 2001. See
      Note 3.

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

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 3-  DISCONTINUED OPERATIONS (Continued)

         The following is a summary of the loss from discontinued operations resulting from the elimination of all operations, with the exception of Vida, Inc.

                                                FOR THE THREE     FOR THE NINE
                                                    MONTHS           MONTHS
                                                    ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                -------------    --------------
                                                     2001             2001
                                                -------------    --------------

SALES, NET                                      $  1,626,747     $ 19,614,710
                                                -------------    --------------

COSTS OF SALES                                     1,335,188       14,188,377
                                                -------------    --------------

GROSS MARGIN                                         291,559        5,426,333
                                                -------------    --------------

EXPENSES
  Shipping expenses                                   55,298          256,446
  Design expenses                                      7,471          158,271
  Selling expenses                                    52,929        1,314,231
  Depreciation and amortization                       80,446          348,913
  General and administrative                       2,090,472        5,669,951
  Loss on impairment of goodwill                           -        1,962,205
  Loss on impairment of assets                       771,407          771,407
                                                -------------    --------------

    Total Operating Expense                        3,058,023       10,481,424
                                                -------------    --------------

OPERATING LOSS                                   (2,766,464)      (5,055,091)
                                                -------------    --------------

OTHER INCOME (EXPENSE)
  Interest expense                                  (75,357)        (490,790)
  Interest income                                    116,341          155,836
                                                -------------    --------------

    Total Other Income (Expense)                      40,984        (334,954)
                                                -------------    --------------

NET LOSS FROM DISCONTINUED OPERATIONS          $ (2,725,480)     $ (5,390,045)
                                               ==============    ==============

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

                                                           CURRENT
          DEPARTMENT                                      EMPLOYEES
          ------------------------------------------      ---------
          Administrative and Other Support Positions            1
                                                          ---------
          Total Employees                                       1
                                                          =========

      THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

      Effective November 30, 2001, Avid ceased all operations relating to the manufacture and sale of golf apparel and related products. The following results are not indicative of our future results.

      Our results of operations for the three-month periods ended September 30, 2002 and 2001 respectively, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. As a result of the termination of the Dockers Golf license, these results are not indicative of future results.

      Sales, net. Sales, net decreased $1.6 million, from $1.6 million to $0 in the three months ended September 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales subsequent to the termination of the Dockers Golf license on May 9, 2001.

      Cost of Goods Sold. Cost of goods sold decreased $1.3 million, from $1.3 million to $0 in the three months ended September 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to reduced sales subsequent to the termination of the Dockers Golf License.

      Gross Profit. Gross profit decreased $0.3 million, from $0.3 million to $0 in the three months ended September 30, 2002, compared to the same period in the prior year. This decrease was attributable to the decrease in sales, net in the current period compared to the same period in the prior year.

      Selling expenses. Selling expenses decreased $0.05 million, from $0.05 million to $0 in the three months ended September 30, 2002 compared to the same period in the prior year. This decrease was attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license on May 9, 2001.

      General and administrative expenses. General and administrative expenses decreased $2.0 million, or 97.9%, from $2.1 million to $44,961 in the three months ended September 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to reduced operating activities subsequent to the termination of the Dockers Golf license on May 9, 2001.

      Interest expense. Interest expense decreased $60,711, or 80.6%, in the three-month period ended September 30, 2002, compared to the same period in the prior year.

      Net loss. Net loss decreased $2.7 million, or 97.8%, from $2.7 million to $59,607 in the three months ended September 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to the decrease in operating expenses subsequent to the termination of the Dockers Golf label on May 9, 2001. We anticipate that our net loss will increase as a result of the termination of the Dockers Golf license.

      NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

      Our results of operations for the nine-month periods ended September 30, 2002 and 2001, included nine months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc. As result of the termination of the Dockers Golf license these results are not indicative of future results.

      Sales, net. Sales, net decreased $19.6 million, from $19.6 million to $0 in the nine months ended September 30, 2002 compared to the same period in the prior year. This decrease is primarily attributable to our reduced sales efforts subsequent to the termination the Dockers Golf product license on May 9, 2001.

      Cost of Goods Sold. Cost of goods sold decreased $14.2 million, from $14.2 million to $0 in the nine months ended September 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to reduced sales subsequent to the termination of the Dockers Golf license on May 9, 2001.

      Gross Profit. Gross profit decreased $5.4 million, from $5.4 million to $0 in the nine months ended September 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to the decrease in sales, net in the current period compared to the same period in the prior year.

      Selling expenses. Selling expenses decreased $1.3 million, from $1.3 million to $0 in the nine months ended September 30, 2002 compared to the same period in the prior year. This decrease was primarily attributable to our reduced sales efforts subsequent to the termination of the Dockers Golf license on May 9, 2001.

      General and administrative expenses. General and administrative expenses decreased $5.2 million, or 90.9%, from $5.7 million to $0.5 million in the nine months ended September 30, 2002 compared to the same period in the prior year. This decrease was partially attributable to reduced operating activities subsequent to the termination of the Dockers Golf license on May 9, 2001.

      Interest expense. Interest expense decreased $0.4 million, or 91.4%, in the nine-month period ended September 30, 2002, compared to the same period in the prior year.

      Net loss. Net loss decreased $4.0 million, or 73.6%, from $5.4 million to $1.4 million in the nine months ended September 30, 2002, compared to the same period in the prior year. This decrease was primarily attributable to the decrease in operating expenses subsequent to the termination of the Dockers Golf label on May 9, 2001.

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

      AVID HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      Avid has historically lost money. In the nine months ended September 30, 2002, Avid sustained a loss of $1.4 million. In the year ended December 31, 2001, Avid sustained a loss of $6.2 million. In the year ended December 31, 2000, Avid sustained losses of $8.7 million. Avid currently does not have any operations. Future losses are likely to occur. For the years ended December 31,

2001 and 2000, Avid's independent auditors have noted that Avid does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. As of September 30, 2002, Avid's current liabilities exceeded its current assets. Avid's ability to obtain additional funding will determine its ability to continue as a going concern. As of September 30, 2002, Avid had $15,381 cash-on-hand. Accordingly, Avid will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that Avid will be successful in reaching or maintaining profitable operations.

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

      AVID HAS BEEN AND CONTINUES TO BE SUBJECT TO A WORKING CAPITAL DEFICIT AND ACCUMULATED DEFICIT

      Avid had a working capital deficit of $4.9 million at September 30, 2002. Avid had a working capital deficit of $3.7 million and $3.0 million at December 31, 2001 and 2000, respectively. Avid had a accumulated deficit of $21.8 million at September 30, 2002. Avid had an accumulated deficit of $20.4 million and $14.2 million at December 31, 2001 and 2000, respectively. Avid currently does not have any operations.

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

      ITEM 3. CONTROLS AND PROCEDURES
              -----------------------

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing date of this report, Avid carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Executive Officer. Based upon that evaluation, he concluded that disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy Avid's disclosure obligations under the Securities Exchange Act of 1934.

      CHANGES IN INTERNAL CONTROLS

      There were no significant changes in Avid's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
               --------------------------------

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

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
              ---------------------------------

      (a) EXHIBITS.
          --------

EXHIBIT
  NO.     DESCRIPTION                        LOCATION
  ---     -----------                        ---------

 2.01 Stock Purchase and Sale Incorporated by reference to Agreement dated as of December Exhibit 2.01 to the Registrant's
          18, 1998 among our company, Avid   Registration   Statement   on  Form
          Sportswear,    Inc.    and   the   10-SB      (the       "Registration
          shareholders of Avid Sportswear,   Statement")
          Inc.

 2.02 Merger Agreement, dated June 18, Incorporated by reference to 2002 by and among United Exhibit 2.02 to Avid Sportswear &
          Companies  Corporation,   Merger   Golf  Corp.'s  Amendment  No.  1 to
          Co., Inc. and Avid  Sportswear &   Form S-4 filed June 24, 2002
          Golf Corp.

 2.03 Articles of Merger of Avid Incorporated by reference to Sportswear & Golf Corp. with and Exhibit 2.03 to Avid Sportswear &
          into Merger Co., Inc.              Golf  Corp.'s  Amendment  No.  1 to
                                             Form S-4 filed June 24, 2002

 3.01     Articles of Incorporation  filed   Incorporated    by   reference   to
          on  September  19, 1997 with the   Exhibit  3.01  to the  Registration
          Nevada Secretary of State          Statement

 3.02     Amended        Articles       of   Incorporated    by   reference   to
          Incorporation  filed  on May 12,   Exhibit  3.02  to the  Registration
          1999 with the  Nevada  Secretary   Statement
          of State

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

 3.04     Bylaws                             Incorporated    by   reference   to
                                             Exhibit  3.04  to the  Registration
                                             Statement



 4.01     2000 Stock Incentive Plan          Incorporated    by   reference   to
                                             Exhibit 4.01 to Amendment  No. 2 to
                                             the Registration Statement.

 10.01    Agreement  dated as of  December   Incorporated    by   reference   to
          8, 1998 between the Championship   Exhibit  10.01 to the  Registration
          Committee  Merchandising Limited   Statement
          and Avid Sportswear Inc.

 10.02    Lease  dated as of March 1, 1999   Incorporated    by   reference   to
          between   F   &   B   Industrial   Exhibit  10.02 to the  Registration
          Investments,    LLC   and   Avid   Statement
          Sportswear, Inc.

 10.03    Lease dated as of April 30, 1999   Incorporated    by   reference   to
          between Links  Associates,  Ltd.   Exhibit  10.03 to the  Registration
          and our company                    Statement

 10.04    Employment Agreement dated as of   Incorporated    by   reference   to
          September   11,   1999   between   Exhibit  10.04 to the  Registration
          Barnum Mow and Avid  Sportswear,   Statement
          Inc.

 10.05    Trademark    License   Agreement   Incorporated    by   reference   to
          dated as of May 10, 1999 between   Exhibit 10.05 to Amendment No. 2 to
          Levi  Strauss  &  Co.  and  Avid   the Registration Statement
          Sportswear, Inc.

 10.06    Employment Agreement dated as of   Incorporated    by   reference   to
          January 1, 1999 between David E.   Exhibit  10.06 to the  Registration
          Roderick  and  Avid  Sportswear,   Statement
          Inc.

 10.07    Promissory  Note in the original   Incorporated    by   reference   to
          principal   amount  of  $180,000   Exhibit  10.07 to the  Registration
          dated  as of June 4,  1999  from   Statement
          our company to First State  Bank

EXHIBIT
  NO.     DESCRIPTION                        LOCATION
  ---     -----------                        ---------

 10.08    Commercial   Security  Agreement   Incorporated    by   reference   to
          dated as of  November  17,  1999   Exhibit  10.08 to the  Registration
          between First State Bank and our   Statement
          company

 10.09    Promissory   Note  dated  as  of   Incorporated    by   reference   to
          November   17,   1999   in   the   Exhibit  10.09 to the  Registration
          original   principal  amount  of   Statement
          $1,000,000  given by our company
          to First State Bank

 10.10    Business Loan Agreement dated as   Incorporated    by   reference   to
          of  November  17,  1999  between   Exhibit  10.10 to the  Registration
          First State Bank and our company   Statement

 10.11    Convertible   Revolving   Demand   Incorporated    by   reference   to
          Note  dated  as of  December  1,   Exhibit 10.11 to Amendment No. 2 to
          1999 in the  original  principal   the Registration Statement
          amount of $550,000  given by our
          company to Earl Ingarfield

 10.12    Convertible   Revolving   Demand   Incorporated    by   reference   to
          Note  dated  as of  December  1,   Exhibit 10.12 to Amendment No. 2 to
          1999 in the  original  principal   the Registration Statement
          amount  of  $1,000,000  given by
          our  company  to  Lido   Capital
          Corporation

 10.13    Convertible   Revolving   Demand   Incorporated    by   reference   to
          Note  dated  as of  December  1,   Exhibit 10.13 to Amendment No. 2 to
          1999 in the  original  principal   the Registration Statement
          amount of $125,000  given by our
          company to Michael E. LaValliere

 10.14    Convertible   Revolving   Demand   Incorporated    by   reference   to
          Note  dated  as of  December  1,   Exhibit 10.14 to Amendment No. 2 to
          1999 in the  original  principal   the Registration Statement
          amount of $500,000  given by our
          company to Thomas Browning

 10.15    Revolving  Demand  Note dated as   Incorporated    by   reference   to
          of   December  1,  1999  in  the   Exhibit 10.15 to Amendment No. 2 to
          original   principal  amount  of   the Registration Statement
          $200,000 given by our company to
          Daniel Paetz

 10.16    Executive  Employment  Agreement   Incorporated    by   reference   to
          effective as of February 1, 2000   Exhibit 10.16 to Amendment No. 2 to
          between  our company and Earl T.   the Registration Statement
          Ingarfield

 10.17 Consulting Agreement dated as of Incorporated by reference to June 22, 2000 between Persia Exhibit 10.17 to the Registrant's Consulting Group, Inc. and our Registration Statement on Form SB-2 company

 10.18 Form of Factoring Agreement Incorporated by reference to between our company and GE Exhibit 10.18 to the Registrant's
          Capital   Commercial   Services,   Form 10-QSB  filed on November  17,
          Inc.                               2001

 10.19 Form of Factoring Agreement Incorporated by reference to Guaranty/Letter of Credit Exhibit 10.19 to the Registrant's Supplement between our company Form 10-QSB filed on November 17,
          and   GE   Capital    Commercial   2001
          Services, Inc.

 10.20 Form of Factoring Agreement - Incorporated by reference to Inventory Supplement (with Exhibit 10.20 to the Registrant's advances) between our company Form 10-QSB filed on November 17,
          and   GE   Capital    Commercial   2001
          Services, Inc.

 10.21    Form  of  Letter  of   Agreement   Incorporated    by   reference   to
          between   our   company  and  GE   Exhibit  10.21 to the  Registrant's
          Capital   Commercial   Services,   Form 10-QSB  filed on November  17,
          Inc.                               2001

EXHIBIT
  NO.     DESCRIPTION                        LOCATION
  ---     -----------                        ---------

 10.22    Form of  Convertible  Debenture    Incorporated    by   reference   to
                                             Exhibit  10.22 to the  Registrant's
                                             Form 10-QSB  filed on November  17,
                                             2001

 10.23 Form of Registration Rights Incorporated by reference to Agreement between our company Exhibit 10.23 to the Registrant's and purchasers of convertible Form 10-QSB filed on November 17,
          debentures                         2001

 10.24 Line of Credit Agreement dated Incorporated by reference to as of November 28, 2000 between Appendix "A" to the Registrant's our company and GMF Holdings, Proxy Statement (the "Proxy
          Inc.                               Statement")

 10.25    Form  of Debenture  dated  as of   Incorporated    by   reference   to
          November 28,  2000 given  by our   Appendix  "B" to  the  Registrant's
          company                            Proxy Statement

 10.26    Registration   Rights  Agreement    Incorporated    by   reference  to
          dated as of  November  28,  2000    Appendix  "C" to  the Registrant's
          between   our  company  and  GMF    Proxy Statement
          Holdings, Inc.

 10.27    Form  of  Warrant  dated  as  of   Incorporated    by   reference   to
          November  28,  2000 given by our   Appendix  "D" to  the  Registrant's
          company                            Proxy Statement

 10.28    Registration   Rights  Agreement   Incorporated    by   reference   to
          dated as of  November  28,  2000   Appendix  "E" to  the  Registrant's
          between  our company and the May   Proxy Statement
          Davis Group, Inc.

 10.29    Placement  Agent Agreement as of   Incorporated    by   reference   to
          November  28,  2000  between our   Appendix  "F" to  the  Registrant's
          company and the May Davis Group,   Proxy Statement
          Inc.

 10.30    Escrow  Agreement  dated  as  of   Incorporated    by   reference   to
          November   28,  2000  among  our   Appendix  "G" to  the  Registrant's
          company,  the May  Davis  Group,   Proxy Statement
          Inc.  and First  Union  National
          Bank

 10.31 Amendment to Employment Incorporated by reference to Agreement effective January 31, Exhibit 10.31 to the Registrant's 2001 between our company and Form 10-QSB filed on November 17,
          Barnum Mow                         2001

 10.32 Forbearance Agreement as of Incorporated by reference to February 16, 2001 between our Exhibit 10.32 to the Registrant's company and GE Capital Form 10-QSB filed on November 17,
          Commercial Services, Inc.          2001

 10.33 Employment Agreement dated as of Incorporated by reference to June 25, 2001 between Frank Exhibit 10.33 to the Registrant's
          Jakovac and our company            Form 10-QSB filed on September  21,
                                             2001

 10.34 Employment Agreement dated as of Incorporated by reference to June 25, 2001 between James Exhibit 10.34 to the Registrant's
          Handlon and our company            Form 10-QSB filed on September  21,
                                             2001

 10.35 Employment Agreement dated as of Incorporated by reference to June 25, 2001 between Michelle Exhibit 10.35 to the Registrant's
          Mathis and our company             Form 10-QSB filed on September  21,
                                             2001    11.01     Statement     re:
                                             Computation    of   Earnings    Not
                                             Applicable

EXHIBIT
  NO.     DESCRIPTION                        LOCATION
  ---     -----------                        ---------

 15.01    Letter  on   unaudited  interim    Not Applicable
          financial information

 16.01    Letter on Change in  Certifying    Not Applicable
          Accountant

 20.01    Letter  dated  May 9, 2001 from    Incorporated    by   reference   to
          Levi Strauss & Co.                 Exhibit  20.01 to the  Registrant's
                                             Form 8-K filed May 18, 2001

 21.01    Subsidiaries of our company        Incorporated    by   reference   to
                                             Exhibit  21.01 to the  Registration
                                             Statement

 23.01    Consent      of      Independent   Not Applicable
          Accountants

 24.01    Power of Attorney                  Not Applicable

 27.01    Financial Data Schedule           Not Applicable


      (b) Reports On Form 8-K.

          None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2002                AVID SPORTSWEAR & GOLF CORP.

                                       By:/s/ Frank Jakovac
                                          --------------------------------------
                                          Frank Jakovac
                                          President and Chief Executive Officer


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



/s/ Frank Jakovac
-------------------------------------
Frank Jakovac
President, Chief Executive Officer
 and Principal Accounting officer

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER


      I, Frank Jakovac, the President and Chief Executive Officer of Avid Sportswear & Golf Corp., a Nevada corporation (the "Registrant"), certify that:

      I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2002, of the Registrant (the "Report").

      Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

      Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

      The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

      c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant" auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

      The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           /s/ Frank Jakovac
                                           _____________________________________
                                      Name:
                                      Title:  President, Chief Executive Officer
                                                and Principal Accounting Officer