Form 10KSB
period 2002-12-31
AVID SPORTSWEAR & GOLF CORP
filed 2003-07-16
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


      (MARK ONE)

    |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2002

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          AVID SPORTSWEAR & GOLF CORP.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

NEVADA                                         88-0374969
------                                         ----------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                 No.)

834 RIDGE AVENUE, PITTSBURGH, PENNSYLVANIA     15212
------------------------------------------     ----------
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

                                  COMMON STOCK
                   -----------------------------------------
                                (Title of class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No|X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. |_|

      The Company generated no revenues during its most recent fiscal year.

      The aggregate market value of the Company's voting stock held by non-affiliates as of June 30, 2002 was approximately $131,777.29 based on the average closing bid and asked prices of such stock on that date as quoted on the "pink sheets". There were 147,933,309 shares of Common Stock outstanding as of June 30, 2002. This number does not include outstanding options to purchase shares of Common Stock of the issuer.

      Documents Incorporated by Reference: See Item 13

      This Form 10-KSB  consists of 52 pages.  The Exhibit  Index begins on page
34.

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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


OVERVIEW

      Currently, Avid has no on-going operations. Avid had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 12, 2002, Avid filed with the Securities and Exchange Commission a Form S-4 Proxy Statement and Registration Statement in conjunction with United Companies Corporation, a Nevada corporation, describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United Companies. On January 28, 2003, the Commission declared the Form S-4 Proxy Statement and Registration Statement effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) the Merger Agreement, dated June 18, 2002, by and among Avid, United Companies and Merger Co. and (ii) the related Articles of Merger. When the merger is completed, Merger Co. will be the surviving entity and will assume all of Avid's assets and liabilities. At the time of the merger, outstanding shares of Avid common stock will be converted automatically into shares of United Companies common stock on a fifty (50) for one (1) basis. In management's opinion, the excess of Avid's liabilities over its assets and the lack of available funding made any other such acquisition or merger, other than the merger with Merger Co., unlikely.

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

      On May 9, 2001, Avid received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers Trademark License Agreement between Avid's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end-of-season sales being greater than 25% of Avid's total product sales during the Year 2000. Due to the loss of this license, Avid's operating results for the year ended December 31, 2001 are not indicative of future results. Avid believes that the loss of this license will have a material adverse effect on its results of operations in future periods. As a result of the loss of this license, Avid has no ongoing operations.

      On May 17,  2001,  Barnum Mow,  the  President  of Avid  Sportswear,  Inc.
resigned. In addition, on May 14, 2001, Stephen A. Korn, the Chief Financial Officer of Avid Sportswear, Inc., was terminated by the Company and, on May 29, 2001, David Roderick, the Executive Vice-President of Merchandising and Design of Avid Sportswear, Inc. resigned.

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

      In June 2001, Earl Ingarfield resigned as President and Chief Executive Officer of Avid. Mr. Ingarfield was employed as President and Chief Executive Officer of Avid.

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


FINANCIAL PERFORMANCE

      Avid has historically lost money. For the year ended December 31, 2002, Avid sustained losses of $1.5 million. For the year ended December 31, 2001, Avid sustained losses of $6.2 million. The Company's independent auditors have noted that Avid does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, Avid will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms.


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


OUR DOCKERS' TRADEMARK LICENSE HAS BEEN TERMINATED BY LEVI STRAUSS & CO. AND WILL RESULT IN LOWER COMPANY SALES AND A HIGHER NET LOSS IN FUTURE PERIODS

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


AVID HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE WHICH MAY NOT ALLOW AVID TO CONTINUE AS A GOING CONCERN

      Avid has historically lost money. In the years ended December 31, 2002 and December 31, 2001, Avid sustained losses of $1.5 million and $6.2 million, respectively. Avid currently does not have any operations. Future losses are likely to occur. Avid's independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2002 and 2001 financial statements, which states that Avid does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Avid's ability to obtain additional funding will determine its ability to continue as a going concern. Avid's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As of December 31, 2002, its current liabilities exceeded its current assets. Avid had a working capital deficit of $5.0 million and $3.0 million at December 31, 2002 and 2001, respectively. Avid had an accumulated deficit of $22.0 million and $21.8 million at December 31, 2002 and 2001, respectively. Avid currently does not have any operations. Avid currently has little or no cash-on-hand. Accordingly, Avid will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that Avid will be successful in reaching or maintaining profitable operations.


AVID WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

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


AVID DOES NOT HAVE AUTHORIZED COMMON STOCK AVAILABLE WHICH MAY NOT ALLOW IT TO RAISE CAPITAL

      Avid does not have any authorized common stock available to raise capital. The sale of Avid's common stock to raise capital may cause dilution to its existing shareholders. Avid's inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to Avid's business and may result in a lower stock price.


AVID'S NEW MANAGEMENT BELIEVES SHARES OF COMMON STOCK WERE ISSUED WITHOUT RESTRICTIVE LEGENDS AND AVID MAY BE LIABLE FOR RESCISSION AND OTHER DAMAGES WITH RESPECT TO THE ISSUANCE OF THESE SHARES

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


AVID COMMON STOCK IS A "PENNY STOCK" AND IS CONSIDERED A VERY RISKY INVESTMENT

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


AVID COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY AND AN INVESTOR MAY LOSE A SUBSTANTIAL PART OR ALL OF ITS INVESTMENT

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


RISKS ASSOCIATED WITH UNITED

      United is subject to various risks, which may have a material adverse effect on United's business, financial condition and results of operations. The material risks are discussed below:

      UNITED HAS NO OPERATING HISTORY OR REVENUE FROM WHICH TO EVALUATE ITS BUSINESS WHICH MAKES AN INVESTMENT IN UNITED VERY SPECULATIVE

      United has had no operating history or revenue from operations since its inception on November 26, 2001. In addition, United has very limited assets and financial resources. Due to United's lack of operations and revenue, the Company expects to incur operating losses for the foreseeable future. Due to United's lack of operations, there is limited information upon which investors can evaluate its business. United does not have significant cash or a source of revenue to cover its operating costs and to allow it to continue as a going concern. External capital will be required for United to continue as a going concern. United has no commitments or other sources of capital available to it.


      UNITED'S PRESIDENT AND SOLE DIRECTOR, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS, IS EXPECTED TO EXERT SIGNIFICANT INFLUENCE OVER THE DIRECTION OF THE COMPANY

      Through his stock ownership, Mr. Frank Jakovac, United's President and sole director, will be able to exert significant influence over the direction of United and its business opportunities. The interests of Mr. Jakovac may differ from the interests of other stockholders.


      UNITED HAS BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM ITS INDEPENDENT AUDITOR

      United's independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the Company's financial statements as of December 31, 2002, which states that United does not have an established source of revenue or operations since inception which raises substantial doubt about its ability to continue as a going concern. United's financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      UNITED COMMON STOCK MAY BE DEEMED A "PENNY STOCK"

      United common stock may be deemed a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

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

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for United common stock by reducing the number of potential investors. This may make it more difficult for investors in United common stock to resell shares to third parties or to otherwise dispose of them. This could cause United's stock price to decline.


      WITHOUT ADDITIONAL FINANCING, UNITED WILL NOT BE ABLE TO ACHIEVE ITS OBJECTIVES

      Without additional working capital, United will not be able to achieve the objectives of management which include assuming an effective management team and obtaining adequate working capital. There can be no assurance that United will obtain additional financing.


ITEM 2.  DESCRIPTION OF PROPERTY

      Avid is currently renting office space on a month-to-month basis for approximately $2,000 per month. Management believes that the property is in good condition and is sufficient for its current operating plans.

ITEM 3.  LEGAL PROCEEDINGS

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Avid's common stock began trading on the Over-the-Counter Bulletin Board on March 24, 1998, under the symbol "GFIO." On July 22, 1999, Avid's symbol was changed to "AVSG." On December 2, 1999, Avid's common stock was no longer eligible for quotation on the Over-the-Counter Bulletin Board because the Company's Registration Statement on Form 10-SB had not been declared effective by the Securities and Exchange Commission as of that date. On that date, Avid's common stock began trading on the "pink sheets." Avid began trading again on the Over-the-Counter Bulletin Board, May 9, 2000. On May 28, 2003, Avid's common stock was no longer eligible for quotation on the Over-The-Counter Bulletin Board because the Company was not current in its required filings pursuant to the Securities Exchange Act of 1934, as amended. The Company's high and low bid prices by quarter during 1999, 2000 and 2001 are as follows: (1)

                                                  CALENDAR YEAR 2002(2)
                                                  ---------------------
                                                  HIGH BID     LOW BID
                                                  --------     -------

             First Quarter                         $0.0025     $0.0011
             Second Quarter                        $0.0022     $0.0011
             Third Quarter                         $0.0033     $0.0012
             Fourth Quarter                        $0.0030     $0.0003


                                                  CALENDAR YEAR 2001(2)
                                                  ---------------------
                                                  HIGH BID    HIGH BID
                                                  --------    --------
             First Quarter                          $0.105     $0.0350
             Second Quarter                         $0.080     $0.0090
             Third Quarter                          $0.025     $0.0080
             Fourth Quarter                         $0.014     $0.0019


                                                  CALENDAR YEAR 2000(2)
                                                  ---------------------
                                                  HIGH BID    HIGH BID
                                                  --------    --------
             First Quarter                         $0.8100     $0.2500
             Second Quarter                        $0.6250     $0.2500
             Third Quarter                         $0.6875     $0.2550
             Fourth Quarter                        $0.4063     $0.0938


                                                  CALENDAR YEAR 1999(2)
                                                  ---------------------
                                                  HIGH BID    HIGH BID
                                                  --------    --------
             First Quarter                         $2.0000     $0.7500
             Second Quarter                        $1.4688     $0.8750
             Third Quarter                         $1.1250     $0.6875
             Fourth Quarter                        $1.0938     $0.2500


      On June 30, 2003, as reported on the "pink sheets", Avid's best bid was $0.0008 and its best ask was $0.002, respectfully.

-------------------------

(1) These quotations reflect high and low bid prices form the Over-the-Counter Bulletin Board and the "pink sheets."


(2)   These  quotations  reflect  inter-dealer  prices,  without retail mark-up,
      mark-down  or  commission,   and  may  not  necessarily  represent  actual
      transactions.



HOLDERS OF COMMON STOCK

      On June 30, 2003, Avid had approximately 242 shareholders of record.

DIVIDENDS

      Avid has not paid dividends in the past on any class of stock and the Company does not anticipate paying dividends in the foreseeable future. Avid's loan agreement with First State Bank, which was assigned to Lido Capital Corporation and Mr. LaValliere, prohibits the payment of dividends.


SALES OF UNREGISTERED SECURITIES

      Some of the transactions described below have been made by Lido Capital Corporation, an entity wholly-owned by Mr. Ingarfield. Because Mr. Ingarfield had exclusive control over Lido Capital Corporation, all transactions involving either Mr. Ingarfield or Lido Capital Corporation are reflected as transactions with Mr. Ingarfield.

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

      In November 2000, Avid raised $300,000 in the form of convertible debentures to an unrelated third party.

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

      On November 28, 2000, Avid entered into an Equity Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of the Company's debentures. This Equity Line of Credit has expired.

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

      In May 2002, Avid sold 5,000 shares of Series A Convertible Preferred Stock at $4.00 per share for an aggregate of $20,000.

      o With respect to the sale of unregistered securities referenced above, and except for the 19,225,000 shares of common stock that the Company's new management believes were issued without approval of the board of directors and without appropriate restrictive legends, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our Company so as to make an informed investment decision.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      THE  FOLLOWING   INFORMATION  SHOULD  BE  READ  IN  CONJUNCTION  WITH  THE
CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING IN THIS ANNUAL REPORT ON FORM 10-KSB.


PLAN OF OPERATIONS

      Currently, Avid has no on-going operations. Avid had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 12, 2002, Avid filed with the Securities and Exchange commission a Form S-4 Proxy Statement and Registration Statement in conjunction with United Companies Corporation, a Nevada corporation, describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United Companies. On January 28, 2003, the Commission declared the Form S-4 Proxy Statement and Registration effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) Merger Agreement, dated June 18, 2002, by and among Avid, United Companies and Merger Co. and (ii) the related Articles of Merger. When the merger is completed, Merger Co. will be the surviving entity and will assume all of Avid's assets and liabilities. At the time of the merger, outstanding shares of Avid common stock will be converted automatically into shares of United
Companies common stock on a fifty (50) for one (1) basis. In management's opinion, the excess of Avid's liabilities over its assets and the lack of available funding made any such acquisition or merger other than the merger with Merger Co. unlikely.

      ADDITIONAL FUND RAISING ACTIVITIES. As of December 31, 2002, Avid had $7,158 cash-on-hand. Avid has historically funded its operations through a combination of internally generated cash, funds loaned to the Company by certain of its officers and directors and through the sale of securities. Avid will need to raise additional funds to execute any new business strategy after the merger with Merger Co. is successfully consummated. Avid's current liabilities exceed its current assets as of December 31, 2002.

      SUMMARY OF ANTICIPATED PRODUCT DEVELOPMENT. Since Avid has no on-going operations, we do not anticipate any expenditures on product development.

      SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2002, Avid did not make any significant plant and/or equipment purchases. In 2003, Avid does not anticipate purchasing additional equipment.

      CHANGES IN NUMBER OF EMPLOYEES. Avid currently has one (1) employee. Avid does not anticipate hiring additional personnel during 2003. The Company believes that its personnel will be adequate to accomplish the tasks set forth in the plan.

                                                              CURRENT
             DEPARTMENT                                      EMPLOYEES
             ------------------------------------------      ---------
             Administrative and Other Support Positions           1
             Total Employees                                      1



YEARS ENDED DECEMBER 31, 2002 AND 2001

      Effective November 30, 2001, Avid ceased all operations relating to the manufacture and sale of golf apparel and related products. The following results are not indicative of our future results.

      Our results of operations for the years ended December 31, 2002 and 2001, respectively, included 12 months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

      SALES, NET. We had no sales, net in the years ended December 31, 2002 and 2001, respectively. This lack of sales was primarily attributable to the termination of the Dockers Golf license on May 9, 2001.

      EXPENSES. Expenses increased $1.5 million, or 7,121.8%, from $21,021 to $1.5 million in the year ended December 31, 2002 compared to the same period in the prior year. The increase consisted of an increase in legal expenses of $76,547, an increase in accounting expenses of $51,141, an increase in consulting expenses of $388,370 and an increase in general and administrative expenses of $20,846, all of which were primarily attributable to the merger transaction among Avid, United Companies and Merger Co. and the filing of the related Form S-4 Proxy Statement and Registration Statement. In addition, the increase in expenses also consisted of an increase in bad debt expense of $960,187.

      INTEREST EXPENSE. Interest expense increased $59,727, in the year ended December 31, 2002, compared to the same period in the prior year.

      NET LOSS. Net loss decreased $4.6 million, or 75.1%, from $6.2 million to $1.5 million in the year ended December 31, 2002 compared to the same period in the prior year. This decrease was primarily attributable to the Company ceasing all operations relating to the manufacture and sale of golfwear related products effective November 30, 2001. Avid had a loss from discontinued operations of $6.6 million for the year ended December 31, 2001.

      LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2002, Avid had $7,158 cash-on-hand and its current liabilities exceeded its current assets. A discussion of how Avid generated and used cash in the year ended December 31, 2002 follows:

      OPERATING ACTIVITIES. Our operating activities used $0.5 million in cash during the year ended December 31, 2002, consisting mainly of a net loss of $1.5 million. These items were partially offset by loss an increase in bad debt expense of $1.0 million and an increase in accounts payable of $0.1 million.

      INVESTING ACTIVITIES. Our investing activities used $0.3 million in cash during the year ended December 31, 2002, consisting of the repayment of notes receivable.

      FINANCING ACTIVITIES. Financing activities provided net cash of $20,000, generated by the proceeds form the sale of Series A Preferred Stock.

      Due to our significant yearly losses and the loss of the Dockers Golf and British Open Collection product lines, Avid will need to rely on external financing to fund its operations for the foreseeable future. Expenses increased in the year ended December 31, 2002 due to, among other things, the expenses incurred with respect to the merger transaction among Avid, United Companies and Merger Co. and the filing of the related Form S-4 Proxy Statement and Registration Statement.

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


ITEM 7.  FINANCIAL STATEMENTS

                          AVID SPORTSWEAR & GOLF CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                                 C O N T E N T S


Independent Auditors' Report...............................................F-3

Consolidated Balance Sheet.................................................F-4

Consolidated Statements of Operations......................................F-5

Consolidated Statements of Stockholders' Equity (Deficit)..................F-6

Consolidated Statements of Cash Flows.....................................F-13

Notes to the Consolidated Financial Statements............................F-15

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
(A Development Stage Company)
Avid Sportswear & Golf Corp.

We have audited the accompanying consolidated balance sheet of Avid Sportswear & Golf Corp. (a development stage Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002, and 2001, and from the inception of the development stage on January 1, 2002, through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avid Sportswear & Golf Corp. (a development stage Company) as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002, and 2001, and from the inception of the development stage on January 1, 2002, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has current liabilities in excess of current assets of $5,049,500 and has generated significant losses for the years ended December 31, 2002, and 2001. Additionally, the Company reentered the development stage on January 1, 2002. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
March 23, 2003

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                    December 31,
                                                                        2002
CURRENT ASSETS

Cash                                                                  $    7,158
                                                                   -------------

   Total Current Assets                                                    7,158
                                                                   -------------
OTHER ASSETS

Trademarks                                                                 2,902
                                                                   -------------
   Total Other Assets                                                      2,902
                                                                   -------------
   TOTAL ASSETS                                                      $    10,060
                                                                   -------------
            LIABILITIES AND STOCKHOLDER' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                     $ 4,163,337
Accrued liabilities                                                      200,157
Note payable (Note 3)                                                    561,525
Capital leases-current portion (Note 4)                                  131,629
                                                                   -------------
   Total Current Liabilities                                           5,056,648
                                                                   -------------
   Total Liabilities                                                   5,056,648
                                                                   -------------
COMMITMENTS AND CONTINGENCIES (Note 7)

Preferred stock; $0.001 par value; 10,000,000 shares
  authorized; 5,000 shares issued and outstanding (Note 2)                20,000
                                                                   -------------
STOCKHOLDERS EQUITY (DEFICIT)

Common stock; $0.001 par value; 150,000,000 shares
  authorized; 147,933,309 shares issued and outstanding                  147,933
Additional paid-in capital                                            16,760,589
Accumulated deficit incurred prior to the development stage         (20,412,928)
Accumulated deficit incurred during the development stage            (1,562,182)
                                                                   -------------
   Total Stockholders' Equity (Deficit)                              (5,066,588)
                                                                   -------------
TOTAL LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                                           $   10,060
                                                                   =============

                   The accompanying notes are an integral part of these consolidated financial statements.




                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                                Consolidated Statements of Operations
                                                                                                           From
                                                                                                       Inception of
                                                                                                           the
                                                                                                       development
                                                                  For the Years Ended                    Stage on
                                                                      December 31,                   January 1, 2002
                                                                      ------------                       through
                                                                  2002            2001              December 31, 2002
                                                                  ----            ----              -----------------
SALES, NET                                                      $      -        $      -                $      -

EXPENSES
  Legal expenses                                                  76,547          76,547
  Accounting expenses                                             51,141               -                  51,141
  Consulting expenses                                            388,370               -                 388,370
  Bad debt expense                                               960,187               -                 960,187
  General and administrative                                      41,867          21,021                  41,867
                                                           -------------   -------------           -------------
    Total Expenses                                             1,518,112          21,021               1,518,112
                                                           -------------   -------------           -------------
LOSS FROM OPERATIONS                                         (1,518,112)        (21,021)             (1,518,112)
                                                           -------------   -------------           -------------

OTHER INCOME (EXPENSES)
  Other income                                                     1,949               -                   1,949
  Interest expense                                              (59,727)               -                (59,727)
                                                           -------------   -------------           -------------
    Total Other Income (Expense)                                (57,778)               -                (57,778)
                                                           -------------   -------------           -------------
LOSS BEFORE EXTRAORDINARY GAIN                               (1,575,890)        (21,021)             (1,575,890)

EXTRAORDINARY GAIN                                                33,708               -                  33,708
                                                           -------------   -------------           -------------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                          (1,542,182)        (21,021)             (1,542,182)
                                                           -------------   -------------           -------------
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (NOTE 1)                                        -         389,522                       -
                                                           -------------   -------------           -------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                 (1,542,182)         368,501             (1,542,182)
                                                           -------------   -------------           -------------
DISCONTINUED OPERATIONS (Note 8)                                       -     (6,556,740)                       -
                                                           -------------   -------------           -------------
NET LOSS                                                   $ (1,542,182)   $ (6,188,239)           $ (1,542,182)
                                                           =============   =============           =============
BASIC LOSS PER SHARE:

  Loss before extraordinary gain                              $   (0.01)      $   (0.00)
  Extraordinary gain                                                0.00               -
  Cumulative effect of change in accounting principle                  -            0.00
  Discontinued operations                                              -          (0.06)
  Basic loss per share                                        $   (0.01)      $   (0.06)
                                                           =============   =============
  Weighted average shares outstanding                        147,933,309     115,074,738
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

                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                      Consolidated Statements of Stockholders' Equity (Deficit)


                                           Preferred Stock            Common Stock        Additional
                                           ---------------            ------------         Paid-In      Subscription   Accumulated
                                          Shares      Amount       Shares      Amount      Capital      Receivable       Deficit
                                          ------      ------       ------      ------      -------      ----------       -------

Balance at December 31, 2000                   -      $    -     46,429,406   $46,429    $13,855,035    $(942,200)    $(14,224,689)

January 10, 2001, common stock issued
  for conversion of debt,
  non-related, valued
  at $0.06 per share                           -           -        133,333       133         7,867              -              -

January 10, 2001, common stock
  issued for conversion of debt, non-
  related, valued at $0.07 per share           -           -        241,176       241        16,159              -              -

January 19, 2001, common stock
  issued for conversion of debt, non-
  related, valued at $0.05 per share           -           -        360,000       360        17,640              -              -

January 23, 2001, common stock
  issued for conversion of debt, non-
  related, valued at $0.05 per share           -           -      1,612,000     1,612        78,988              -              -

January 29, 2001, common stock
  issued for conversion of debt, non-
  related, valued $0.05 per share              -           -        190,000       190         9,310              -              -

January 30, 2001, common stock
  issued to a related party for
  conversion of debt, valued at
  $0.075 per share                             -           -     11,500,000    11,500       851,000              -              -

January 30, 2001, cancelled common
  stock issued for services, valued
  at
  $0.30 per share                              -           -    (1,200,000)   (1,200)         1,200              -              -

February 5, 2001, common stock
  issued for conversion of debt, non-
  related, valued at $0.05 per share           -           -         82,000        82         4,018              -              -
                                          ------     -------   ------------  --------   ------------   -----------   --------------

Balance Forward                                -      $    -     59,347,915   $59,347    $14,841,217    $(942,000)    $(14,224,689)
                                          ------     -------   ------------  --------   ------------   -----------   --------------




                       The accompanying notes are an integral part of these consolidated financial statements.


                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                         Preferred Stock            Common Stock        Additional
                                         ---------------            ------------         Paid-In      Subscription   Accumulated
                                        Shares      Amount       Shares      Amount      Capital      Receivable       Deficit
                                        ------      ------       ------      ------      -------      ----------       -------

Balance Forward                              -      $    -     59,347,915    $59,347   $14,841,217     $(942,000)    $(14,224,689)

February 7, 2001, common stock
  issued for conversion of debt, non-
  related, valued at $0.05 per share         -           -        612,000        612        29,988            -                  -

February 12, 2001, common stock
  issued for conversion of interest,
  non-
  related, valued at $0.05 per share         -           -        200,000        200         9,800            -                  -

February 12, 2001, common stock
  issued for conversion of interest,
  non-
  related valued at $0.05 per share          -           -         11,078         11           554            -                  -

February 19, 2001, common stock
  issued to a related party for
  conversion
  of debt, valued at $0.08 per share         -           -      2,310,547      2,311       182,533            -                  -

February 19, 2001, common stock
  issued for conversion of interest,
  non-
  related valued at $0.09 per share          -           -        425,939        426        37,909            -                  -

February 22, 2001, common stock
  issued for conversion of debt, non-
  related, valued at $0.06 per share         -           -         45,775         46         2,554            -                  -

February 22, 2001, common stock
  issued for conversion of debt, non-
  related, valued at $0.06 per share         -           -        200,000        200        11,000            -                  -

February 28, 2001, common stock
  issued for conversion of debt, non-
  related, valued at $0.05 per share         -           -        360,769        361        17,839            -                  -
                                          ------     -------   ------------  --------   ------------   -----------   --------------

Balance Forward                              -      $    -     63,514,023    $63,514   $15,133,394     $(942,000)    $(14,224,689)
                                          ------     -------   ------------  --------   ------------   -----------   --------------


                       The accompanying notes are an integral part of these consolidated financial statements.



                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                           Preferred Stock        Common Stock          Additional
                                           ---------------        ------------           Paid-In       Subscription    Accumulated
                                          Shares      Amount    Shares      Amount       Capital        Receivable       Deficit
                                          ------      ------    ------      ------       -------        ----------       -------


Balance Forward                              -      $    -     63,514,023   $63,514    $15,133,394      $(942,000)    $(14,224,689)

March 8, 2001, common stock issued
  for conversion of debt,
  non-related,
  valued at $0.05 per share                  -           -       375,000        375        17,625                -                -

March 8, 2001, common stock issued
  for conversion of interest,
  non-related,
  valued at $0.05 per share                  -           -        20,679         21           972                -                -

March 13, 2001, common stock issued
  for cash, non-related, at $0.05 per
  share                                      -           -     4,000,000      4,000       196,000        (200,000)                -

March 20, 2001, common stock issued
for
  conversion of debt, non-related,
  valued at
  $0.03 per share                            -           -       176,300        176         5,324                -                -

March 26, 2001, common stock issued
for
  conversion of debt, non-related,
  valued at
  $0.03 per share                            -           -       857,142        857        23,143                -                -

March 30, 2002, common stock issued
  for cash, non-related, valued at
  $0.05
  per share                                  -           -     2,000,000      2,000        98,000        (100,000)                -

April 2, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.03 per share                         -           -     2,260,713      2,261        61,039                -                -

April 9, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.03 per share                         -           -     1,607,141      1,607        43,393                -                -

April 10, 2001, common stock issued
for
  conversion of debt, non-related,
  valued
  at $0.03 per share                         -           -       571,426        571        15,429                -                -
                                          ------     -------  ------------  --------   ------------   -----------    -------------

Balance Forward                              -      $    -     75,382,424   $75,382    $15,594,319     $(1,242,000)   $(14,224,689)
                                          ------     -------  ------------  --------   ------------   -----------    -------------


                       The accompanying notes are an integral part of these consolidated financial statements.



                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                           Preferred Stock            Common Stock        Additional
                                           ---------------            ------------         Paid-In      Subscription   Accumulated
                                          Shares      Amount       Shares      Amount      Capital      Receivable       Deficit
                                          ------      ------       ------      ------      -------      ----------       -------


Balance Forward                                -     $    -     75,382,424    $75,382    $15,594,319    $(1,242,000)   $(14,224,689)

April 17, 2001, common stock issued for
  consulting services, valued at $0.06
  per share                                    -          -        125,000        125         7,375               -              -

April 18, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.03 per share                           -          -      2,000,000      2,000        54,000               -              -

April 24, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.03 per share                           -          -      1,406,250      1,406        43,594               -              -

April 30, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.03 per share                           -          -        164,474        165         4,835               -              -

April 30, 2001, common stock issued for
  conversion of interest, non-related,
  valued at $0.03 per share                    -          -        129,922        130         3,508               -              -

May 3, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.03 per share                           -          -      2,434,207      2,434        71,566               -              -

May 10, 2001, common stock issued for
  cash, non-related, valued at $0.03 per
  share                                        -          -      3,000,000      3,000       147,000       (150,000)              -

May 10, 2001, common stock issued for
  cash, non-related, valued at $0.03 per
  share                                        -          -      7,500,000      7,500       232,500       (240,000)              -

May 10, 2001, common stock issued for
  cash, non-related, valued at $0.03 per
  share                                        -          -      1,000,000      1,000        30,200        (31,200)              -
                                           -----     ------    -----------    -------    ----------     -----------    -----------

Balance Forward                                -     $    -     93,142,277    $93,142    $16,188,897    $(1,663,200)   $(14,224,689)
                                           -----     ------    -----------    -------    ----------     -----------    -----------



                       The accompanying notes are an integral part of these consolidated financial statements.



                                                                 F-9

                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                           Preferred Stock          Common Stock        Additional
                                           ---------------          ------------         Paid-In      Subscription   Accumulated
                                          Shares      Amount     Shares      Amount      Capital      Receivable       Deficit
                                          ------      ------     ------      ------      -------      ----------       -------

Balance Forward                               -       $    -    93,142,277     $93,142    $16,188,897   $(1,663,200)   $(14,224,689)

May 10, 2001, common stock issued for
  consulting services, valued at
  $0.03 per
  share                                       -            -     5,000,000       5,000       162,500              -              -

May 11, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.03 per share                          -            -     2,467,102       2,467        72,533              -              -

May 18, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.03 per share                          -            -     3,178,568       3,179        85,821              -              -

May 22, 2001, common stock issued for
  conversion of interest,
  non-related, valued
  at $0.01 per share                          -            -     8,214,278       8,214       106,786              -              -

May 22, 2001, common stock issued for
  conversion of interest,
  non-related, valued
  at $0.03 per share                          -            -        34,589          35         1,016              -              -

May 22, 2001, common stock issued for
  conversion of interest,
  non-related, valued
  at $0.03 per share                          -            -       119,336         119         3,222              -              -

May 24, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.01 per share                          -            -     2,979,165       2,979        25,621              -              -

May 31, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.01 per share                          -            -       749,999         750         9,750              -              -

June 1, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.01 per share                          -            -    10,911,454      10,912        93,838              -              -
                                          ------     -------   ------------  --------   ------------   -----------   ---------------

Balance Forward                               -       $    -   126,796,768   $ 126,797   $16,749,984    $(1,663,200)   $(14,224,689)
                                          ------     -------   ------------  --------   ------------   -----------   ---------------


                       The accompanying notes are an integral part of these consolidated financial statements.


                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                           Preferred Stock            Common Stock        Additional
                                           ---------------            ------------         Paid-In      Subscription   Accumulated
                                          Shares      Amount       Shares      Amount      Capital      Receivable       Deficit
                                          ------      ------       ------      ------      -------      ----------       -------

Balance Forward                              -       $     -    126,796,768  $126,797    $16,749,984   $(1,663,200)   $(14,224,689)

June 4, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.01 per share                         -             -     18,765,625    18,766       161,384              -              -

June 4, 2001, common stock issued for
  conversion of interest, non-related,
  valued
  at $0.01 per share                         -             -        235,961       236         2,029              -              -

June 12, 2001, common stock issued for
  conversion of interest, non-related,
  valued
  at $0.01 per share                         -             -        179,330       179         1,542              -              -

June 12, 2001, common stock issued for
  conversion of interest, non-related,
  valued
  at $0.01 per share                         -             -        200,955       201         2,612              -              -

June 19, 2001, common stock issued for
  conversion of debt, non-related,
  valued
  at $0.01 per share                         -             -      1,136,363     1,136         8,864              -              -

June 19, 2001, common stock issued for
  conversion of interest, non-related,
  valued
  at $0.01 per share                         -             -         18,307        18           143              -              -

June 20, 2001, common stock issued for
  consulting services, valued at $0.03
  per
  share                                      -             -    (4,400,000)   (4,400)     (143,000)              -              -

July 19, 2001, common stock issued for
  consulting services, valued at $0.01
  per
  share                                      -             -      5,000,000     5,000        45,000              -              -

October 10, 2001, common stock issued
to
  employees for services, valued at
  $0.01 per
  share                                      -             -      1,000,000     1,000        10,000              -              -
                                          ------     -------   ------------  --------   ------------   -----------   --------------

Balance Forward                              -       $     -    148,933,309  $148,933    $16,838,558   $(1,662,200)   $(14,224,689)
                                          ------     -------   ------------  --------   ------------   -----------   --------------


                       The accompanying notes are an integral part of these consolidated financial statements.




                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                           Preferred Stock            Common Stock        Additional
                                           ---------------            ------------         Paid-In      Subscription   Accumulated
                                          Shares      Amount       Shares      Amount      Capital      Receivable       Deficit
                                          ------      ------       ------      ------      -------      ----------       -------

Balance Forward                                   -     $    -  148,933,309  $148,933     $16,838,558    $(1,663,200) $(14,224,689)

Discount on debentures issued at less
  than market value                               -          -            -         -         293,501              -             -

Reclassification as a result of a change
  in accounting principle for outstanding
  options and warrants                            -          -            -         -        (391,470)             -             -

November 29, 2001, cancellation of common
  stock subscription receivable                   -          -   (1,000,000)   (1,000)              -         30,200             -

Cash received for common stock
  subscription                                    -          -            -         -               -        228,300             -

Write off of uncollectible stock
  subscription receivable                         -          -            -         -               -      1,404,700             -

Net loss for the year ended December 31,
  2001                                            -          -            -         -               -              -    (6,188,239)
                                          ---------   --------- ------------ ---------    ------------     ---------- -------------
Balance, December 31, 2001                        -          -  147,933,309   147,933      16,740,589              -   (20,412,928)

Preferred stock issued for cash, at $4.00
  per share                                   5,000     20,000            -         -          20,000              -             -

Accretion of beneficial conversion
  feature of preferred shares to retained
  earnings                                        -          -            -         -               -              -       (20,000)

Net loss for the year ended December 31,
  2002                                            -          -            -         -               -              -    (1,542,182)
                                          ---------   --------- ------------ ---------    ------------     ---------- -------------
Balance, December 31, 2002                    5,000    $20,000  147,933,309  $147,933     $16,760,589              -  $(21,975,110)
                                          =========   ========= ============ =========    ============     ========== =============
Accumulated deficit incurred prior to
  the development stage                                                                                               $(20,412,928)
Accumulated deficit incurred during the
  development stage                                                                                                     (1,562,182)
                                                                                                                      -------------
Total accumulated deficit                                                                                             $(21,975,110)
                                                                                                                      =============













                       The accompanying notes are an integral part of these consolidated financial statements.


                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                                                                                              From Inception
                                                                                                                  of the
                                                                                                                development
                                                                                                                   Stage
                                                                                                               on January 1,
                                                                                                                   2002
                                                                                For the Years Ended               through
                                                                                   December 31,                December 31,
                                                                          ------------------------------   --------------------
                                                                              2002              2001               2002
                                                                          ------------       ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $  (1,542,182)    $  (6,188,239)   $  (1,542,182)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      -           407,259                -
    Loss on impairment of goodwill                                                     -         1,898,520                -
    Loss on sale of fixed assets                                                       -           666,610                -
    Loss on disposition of leased assets                                               -           132,397                -
    Gain on settlement of debt                                                  (33,708)                 -         (33,708)
    Income on equity warrant liability                                           (1,948)                 -          (1,948)
    Conversion of debt below market value                                              -           293,501                -
    Value of common stock issued (cancelled) for services                              -            87,600                -
    Bad debt expense                                                             960,187                 -          960,187
    Cumulative effect of change in accounting principle                                -         (389,522)                -
    Write-off of related party notes receivable                                        -           334,847                -
    Write-off of subscription receivable                                               -         1,434,900                -
  Change in operating asset and liability accounts:
    (Increase) decrease in accounts receivable, net                                    -            82,195                -
    (Increase) decrease in inventory, net                                              -         1,961,464                -
    (Increase) decrease in other assets                                                -            75,483                -
    Increase (decrease) in accounts payable                                       85,822       (1,008,803)           85,822
    Increase (decrease) in accrued liabilities                                     5,553         (184,336)            5,553
                                                                          --------------    --------------   --------------

      Net Cash Provided (Used) by Operating Activities                         (526,276)         (396,124)        (526,276)
                                                                          --------------    --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                           -          (14,853)                -
    Proceeds from sale of fixed assets                                                 -            44,025                -
    Proceeds from disposal of leased assets                                            -             7,077                -
    Repayment of notes receivable                                                300,000                 -          300,000
    (Increase) in notes receivable                                                     -         (300,000)                -
                                                                          --------------    --------------   --------------

      Net Cash Provided (Used) by Investing Activities                           300,000         (263,751)          300,000
                                                                          --------------    --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash overdraft                                                                     -          (87,534)                -
    Proceeds from the sale of preferred stock                                     20,000                 -           20,000
    Payments on notes payable                                                          -         (100,000)                -
    Payments on related party notes payable                                            -         (100,000)                -
    Proceeds from convertible debentures                                               -           874,000                -
    Receipt of related party receivable                                                -           228,300                -
    Proceeds from subscribed common stock                                              -                 -                -
    Payments on capital leases                                                         -          (35,604)                -
    Debt offering costs                                                                -            68,695                -
                                                                          --------------    --------------   --------------
      Net Cash Provided by Financing Activities                                   20,000           847,857           20,000
                                                                          --------------    --------------   --------------

                       The accompanying notes are an integral part of these consolidated financial statements.


                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                          Consolidated Statements of Cash Flows (Continued)
                                                                                                             From Inception of
                                                                                                              the development
                                                                                                                   Stage
                                                                                                             on January 1, 2002
                                                                         For the Years Ended                      through
                                                                             December 31,                       December 31,
                                                                  ----------------------------------         --------------------
                                                                      2002                   2001                  2002
                                                                  -----------            -----------            ----------

NET INCREASE (DECREASE) IN CASH                                     (206,276)                187,982             (206,276)

CASH AT BEGINNING OF PERIOD                                           213,434                 25,452               213,434
                                                                  -----------            -----------            ----------
CASH AT END OF PERIOD                                             $     7,158            $   213,434            $    7,158
                                                                  ===========            ===========            ==========
CASH PAID FOR:
  Interest                                                        $         -            $    75,390            $        -
  Income Tax                                                      $         -            $         -            $        -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Accretion of beneficial conversion feature                      $    20,000            $         -            $   20,000
  Issuance of common stock for debt                               $         -            $ 2,122,530            $        -
  Issuance of common stock for interest                           $         -            $   153,697            $        -
  Issuance of common stock for ser vices                          $         -            $    87,600            $        -
  Issuance of common stock for subscription                       $         -            $   721,200            $        -
  Conversion of debt below market value                           $         -            $   293,501            $        -




                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.



                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001

NOTE 1 - NATURE OF ORGANIZATION

         This summary of significant accounting policies of Avid Sportswear & Golf Corp. is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

         a.  Organization and Business Activities

         Avid Sportswear & Golf Corp. was incorporated under the laws of the State of Nevada on September 19, 1997 as Golf Innovations Corp. On April 19, 1999, the Board of Directors voted to change the name of the Company to Avid Sportswear & Golf Corp. to better reflect the business of the Company. Additionally, the Board of Directors voted to change the authorized capitalization to 50,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. On July 13, 1999, the Board of Directors authorized a 3-for-1 forward stock split. On December 28, 2000, the shareholders authorized an increase in the number of common shares to 150,000,000. All references to common stock have been retroactively restated. The Company was engaged in the business of producing and selling golf wear related products. As of November 30, 2001, the Company has discontinued operations in all consolidated companies except Vida, Inc., which continues to operate on a limited basis.

         The Company reentered the development stage effective January 1, 2002.

         b.  Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

         c.  Cash and Cash Equivalents

         For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         d.  Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 1 - NATURE OF ORGANIZATION (Continued)

         e.  Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

         f.  Income Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                        2002          2001
                                                    ------------  ------------
         Deferred tax assets:
           NOL Carryover                            $  7,160,600  $  6,559,109


         Deferred tax liabilities:                             -             -

         Valuation allowance                          (7,160,600)   (6,559,109)
                                                    ------------  ------------
         Net deferred tax asset                     $          -  $          -
                                                    ============  ============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                        2002          2001
                                                    ------------  ------------

         Book income                                $   (601,491) $ (2,351,530)
         Other                                                 -        84,739
         Valuation allowance                             601,491     2,266,791
                                                    ------------  ------------
                                                    $          -  $          -
                                                    ============  ============

         At December 31, 2002, the Company had net operating loss carryforwards of approximately $18,360,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 1 - NATURE OF ORGANIZATION (Continued)

         f. Income Taxes (Continued)

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         Recent Accounting Pronouncements

         During the years ended  December  31,  2002,  and 2001,  the  Financial
         Accounting   Standards  Board  adopted  the  following   Statements  of
         Financial Accounting Standards:

         o    SFAS No. 141, Business Combinations;
         o    SFAS No. 142, Goodwill and Other Intangible Assets;
         o    SFAS No. 143, Accounting for Asset Retirement Obligations;
         o SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets;
         o SFAS No. 145, Decision of FASB Statements 4, 44, and 64, Amendment of Statement 13, and Technical Corrections;
         o    SFAS No. 146, Accounting for Exit or Disposal Activities;
         o    SFAS No. 147, Acquisitions of certain Financial Institutions; and
         o    SFAS No. 148, Accounting for Stock Based Compensation.

         These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

         h. Purchase of Avid Sportswear, Inc.

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

         Goodwill of $2,559,331, generated from the purchase of Avid, was being amortized over a ten-year life using the straight-line method. All unamortized goodwill was written off during the year ended December 31, 2001, when the Company discontinued operations. See Note 9.

         i.  Reclassification

         Certain December 31, 2001 balances have been reclassified to conform with the December 31, 2002 financial statement presentation.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 1 - NATURE OF ORGANIZATION (Continued)

         j.  Advertising Expense

         The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002, and 2001, was $-0-, and $221,743, respectively. All advertising expense is included in the loss from discontinued operations.

         k.  Principles of Consolidation

         The consolidated financial statements presented include the accounts of Avid Sportswear & Golf Corp., Avid Sportswear, Inc., and Vida, Inc. All significant interCompany accounts have been eliminated.

         l.  Revenue Recognition

         Prior to the discontinuation of operations in 2001 (See Note 9), the Company's revenue was created primarily from the sale of men's golf apparel and did include shipping and handling charges. Revenue was recognized when the product was shipped to the customer, the amount was determinable and collection was reasonably assured. The terms were customarily FOB origination. Product returns for the year ended December 31, 2001, were not significant. The Company has had no source of revenue since December 31, 2001. Additional revenue recognition policies will be determined when operations commence again.

         m.  Stock Options

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

         n.  Change in Accounting Principles

         Effective December 31, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock".

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 1 - NATURE OF ORGANIZATION (Continued)

         n. Change in Accounting Principles (Continued)

         This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorize but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of December 31, 2001, would be calculated as of December 31, 2001, and presented as of that date as a cumulative effect of a change in accounting principle. At December 31, 2001, $391,470 was reclassified from equity to a liability and mark-to-market adjustment of $389,522 was recorded as the cumulative effect of a change in accounting principle. The remaining equity warrant liability, of $1,948, was recorded as other income during the year ended December 31, 2002.

NOTE 2 - EQUITY TRANSACTIONS

         On May 30, 2002, the Company sold 5,000 shares of its Series A preferred stock to 4 unrelated parties in exchange for $20,000. Each preferred shares is convertible, at the option of the holder, into 20,000 shares of common stock, and vest immediately upon issuance. The Company recorded a beneficial conversion feature (discount) of an additional $20,000 related to the issuance. This discount was immediately accreted to retained earnings, per the provisions of EITF 98-5, due to their immediate convertibility.

NOTE 3 - NOTE PAYABLE

         Notes payable consisted of the following at December 31, 2002:

                                                                   December 31,
                                                                       2002
                                                                   ------------
         Note payable to a shareholder dated
           December 1, 1999 as advanced, bearing
           interest at 10%, Principal and interest
           are due on demand and is secured by the
           personal guarantee of previous officers.                 $   561,525
                                                                    -----------

                  Total notes payable                                  561,525
                                                                   -----------

                  Less: current portion                               (561,525)
                                                                   -----------

                  Total long-term debt                             $         -
                                                                   ===========

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 4 - CAPITAL LEASES

         Prior to the Company's  discontinuation of operations in 2001 (See Note
         9), the Company had leased several large machines and various equipment. The Company defaulted on all of these capital leases during the year ended December 31, 2001. All of the leased assets were repossessed and then resold. The Company recorded the proceeds received from the repossession and sale of $7,077 as a loss on disposition of leased assets of $132,397 for the year ended December 31, 2001.

         The Company recorded depreciation on capitalized lease equipment expense of $-0- and $30,576, for the years ended December 31, 2002, and 2001, respectively. This depreciation is included in the loss from discontinued operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

         On May 30, 2002, the Company sold 5,000 shares of its Series A convertible preferred stock to 4 unrelated parties, in exchange for $20,000.

         During the year ended December 31, 2001, the Company engaged the services of an outside consultant to independently review all current year related party transactions. As a result of the review, it was determined that there was inadequate documentation to support the related parties' claim to funds owed by the Company. Further investigation of the related party receivables and repeated failed attempts to collect these amounts indicated that the net amount due from related parties, of $334,847, was uncollectible and was, therefore, expensed as a bad debt.

         During the year ended December 31, 2001, officers and directors of the Company converted $948,530 of debt and $137,131 of interest into 14,236,486 shares of common stock.

         During the year ended December 31, 2001, the Company paid $100,000 in full satisfaction of a related party debt owed to a former director of the Company.

         Effective January 31, 2001, the president of the subsidiary forfeited all 1,200,000 shares of common stock granted to him on January 17, 2000, pursuant to the amendment to the president's Employment Agreement. As of December 31, 2002, the shares have not yet been physically returned to the Company.

NOTE 6 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business. However, the Company has current liabilities in excess of current assets of $5,049,490 and has generated significant losses for the years ended December 31, 2002, and 2001. Additionally, the Company reentered the development stage on January 1, 2002, as all operations have been discontinued.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 6 - GOING CONCERN (Continued)

            Subsequent to year-end, the Company entered into a merger agreement with United Companies Corporation (Note 10). As a result of the Merger with United Companies Corporation, the Company will be changing its business strategy going forward. Although no funding has been committed to date, Management believes that the required funding will be available through conventional sources as well as venture capital sources to find any new business strategy.

         The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate an agreement with an existing operating Company, or secure other sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Common Stock Issued Without Restrictive Legend

         The Company's new management believes that during the years ended December 31, 2001 and 2000, the Company issued shares of common stock without legends restricting the resale of such shares. The Company's new management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended. The Company may be liable for rescission and other damages with respect to these sales.

NOTE 8 - DILUTIVE INSTRUMENTS

         a. Stock Options

         A Summary of the Company's outstanding stock options and weighted average assumptions used for grants as of December 31, 2002 is presented below:

                            Vesting
                            Date of                     Exercise      Exercise     Trading       Amount
           Description       Grant       Requirements    Number        Price        Price       Exercised
         ---------------    ---------   --------------  --------      --------    ---------    -----------
         1) Lone Star
            Capital         08/14/00      Immediate      175,000      $  0.35      $  0.31              -
         2) D. Aganost      08/09/00      Immediate      200,000      $  0.35      $  0.38              -
         3) D. Blakely      08/09/00      Immediate      100,000      $  0.35      $  0.38              -
                                                         -------                                ----------

                                                         475,000                                        -
                                                         =======                                ==========

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 8 - DILUTIVE INSTRUMENTS (Continued)

         a. Stock Options (Continued)

                                          Risk-Free                                       Grant Date
                            Expiration    Interest    Expected   Expected     Expected    Compensation
         Description        Date          Rate        Life       Volatility   Dividends   Expense
         -----------        ----------    ---------   --------   ----------   ---------   -------------
         1) Lone Star
            Capital         08/14/10      6.00%       2          182.84%      $0          $   43,922
         2) D. Aganost      08/09/10      6.79%       5          182.83%      $0              72,506
         3) D. Blakely      08/09/10      6.79%       5          182.83%      $0              36,253
                                                                                           ---------
                                                                                          $  152,681
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

         c. Warrants

         A summary of the Company's outstanding warrants and weighted average assumptions used for grants as of December 31, 2002 is presented below:


                                                   Vesting          Exercise       Exercise   Trading     Amount
         Description             Date of Grant     Requirements     Number         Price      Price       Exercised
         --------------------    -------------     ------------
         1) May Davis Group      12/29/00          Immediately      1,680,000      $0.35      $0.13               -
         2) Persia Consulting    12/29/00          Immediately        320,000      $0.35      $0.13               -
         3) J. McKee             12/31/99          Immediately        285,714      $1.50      $0.38               -
         4) D. Paetz             12/31/99          Immediately        100,000      $0.50      $0.38               -
         5) Tarpon Scurry        01/08/99          Immediately         39,000      $0.01      $1.77               -
                                                                    ---------                             ----------

                                                                    2,424,714
                                                                    =========

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 8 - DILUTIVE INSTRUMENTS (Continued)

         c. Warrants (Continued)

                                                  Risk-Free                                            Grant Date
                                   Expiration     Interest    Expected     Expected      Expected      Compensation
         Description               Date           Rate        Life         Volatility    Dividends     Expense
         --------------------      ----------     ---------   --------     ----------    ---------     ------------

         1) May Davis Group        12/29/10       5.13%       3            173.61%         $0          $155,865
         2) Persia Consulting      12/29/10       5.13%       3            173.61%         $0            29,689
         3) J. McKee               08/23/09       5.87%       5            100.63%         $0            63,074
         4) D. Paetz               08/01/03       5.87%       5            100.63%         $0            28,194
         5) Tarpon Scurry          01/08/04       5.69%       3             86.94%         $0            53,235
                                                                                                       --------

                                                                                                       $330,057
                                                                                                       ========

NOTE 9 - DISCONTINUED OPERATIONS

         Effective November 30, 2001, the Company ceased all operations relating to the manufacture and sale of golf wear related products. This discontinuation of operations included all operations of the Company and its subsidiaries. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

         As a result of the  discontinuation  of operations  and as discussed in
         Note 4, the Company defaulted on all three of its outstanding capital leases. All of the leased assets were repossessed and then resold by the leasing companies. The Company received $7,077 from the proceeds of the sale. The remaining book value of the leased assets, of $132,397, was written off as a loss on disposition of leased assets of $132,397. The Company then sold all of its remaining fixed assets, which had a net book value, as of the disposal date, of $710,635, for $44,025 and recorded a loss on sale of fixed assets of $666,610.

         The Company has also written off all unamortized goodwill, and an impairment loss of $1,898,520 has been recognized for the year ended December 31, 2001.

         The following is a summary of the loss from discontinued operations resulting from the elimination of all operations.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 9 - DISCONTINUED OPERATIONS (Continued)

                                                           For the Years Ended
                                                              DECEMBER 31,
                                                    ---------------------------------
                                                         2001              2000
                                                    --------------    ---------------

         SALES, NET                                 $            -    $   20,720,343
                                                    --------------    ---------------

         COST OF SALES                                           -        14,322,676
                                                    --------------    ---------------

         GROSS MARGIN                                            -         6,397,667
                                                    --------------    ---------------
         EXPENSES

            Shipping expenses                                    -           264,159
            Design expenses                                      -           158,271
            Selling expenses                                     -         2,701,426
            Depreciation and amortization expense                -           407,259
            General and administrative                           -         5,739,741
            Bad debt                                             -           524,033
            Loss on impairment on goodwill                       -         1,898,520
            Loss on disposition of leased assets                 -           132,397
            Loss on sale of equipment                            -           666,610
                                                    --------------    ---------------

                 Total Operating Expenses                        -        12,492,416
                                                    --------------    ---------------

         OPERATING LOSS                                          -        (6,094,749)
                                                    --------------    ---------------

         OTHER INCOME (EXPENSE)

            Interest expense                                     -          (503,979)
            Interest income                                      -                 -
                                                    --------------    ---------------

                  Total Other Income (Expense)                   -          (503,979)
                                                    --------------    ---------------

         NET LOSS BEFORE EXTRAORDINARY ITEM                      -        (6,598,728)

         EXTRAORDINARY GAIN                                      -            41,988
                                                    --------------    ---------------

         NET LOSS FROM DISCONTINUED OPERATIONS      $            -    $   (6,556,740)
                                                    ==============    ===============

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 10- SUBSEQUENT EVENT

         Subsequent to year-end, the shareholders of Avid Sportswear & Gold Corporation voted upon, and approved a merger agreement by and among Avid Sportswear & Gold Corporation, United Companies Corporation, a Nevada corporation ("United"), and Merger Co., Inc., a Nevada Corporation and a wholly-owned subsidiary of United ("Merger Co."). The merger agreement provided for the merger of Avid with and into Merger Co. As a result of which, Merger Co. will become the surviving entity and assume all of Avid's assets and liabilities. At the time of the Merger, all shares of Avid common stock will be automatically converted into shares of United common stock on a fifty for one basis. In addition, all shares of Avid convertible preferred stock will also be converted into shares of United common stock on the same basis as if such shares of preferred stock had been converted into shares of Avid common stock prior to the Merger.

         The merger agreement also requires that all options outstanding under the Avid 2000 Stock Incentive Plan terminated effective as of the effective date of the Merger. All holders of outstanding Avid common stock purchase warrants will receive United common stock purchase warrants which represent the right to purchase one share of United common stock in exchange for fifty shares of Avid common stock at an identical exercise price per share.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002, and 2001


NOTE 10- SUBSEQUENT EVENT (Continued)

         An unaudited pro forma balance sheet as of December 31, 2002, and an unaudited pro forma income statement for the year ended December 31, 2002, for the combined (post merger) entity, is presented below:

                                                                                                                 Pro Forma
                                                        United           Avid                                     Combined
                                                        As of            As of        Combined                  United & Avid
                                                        December 31,  December 31,   Historical     Pro Forma    December 31,
                                                           2002         2002       United & Avid   Adjustments      2002
                                                        ------------  -----------  -------------   -----------  -------------
ASSETS

Current Assets:
  Cash                                                   $       -   $     7,158   $      7,158     $     -     $       7,158
                                                         ---------   -----------   ------------     -------     -------------

      Total Current Assets                                       -         7,158          7,158           -             7,158
                                                         ---------   -----------   ------------     -------     -------------
Other Assets:
  Trademarks                                                     -         2,902          2,902           -             2,902
                                                         ---------   -----------   ------------     -------     -------------

      Total Other Assets                                         -         2,902          2,902           -             2,902
                                                         ---------   -----------   ------------     -------     -------------

      TOTAL ASSETS                                       $       -    $   10,060   $     10,060     $     -     $      10,060
                                                         =========   ===========   ============     =======     =============

LIABILITIES AND STOCK-HOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                       $       -   $ 4,163,338   $  4,163,338     $     -     $   4,163,338
  Accrued liabilities                                            -       200,157        200,157           -           200,157
  Note payable                                                   -       561,525        561,525           -           561,525
  Capital leases - current portion                               -       131,629        131,629           -           131,629
                                                         ---------   -----------   ------------     -------     -------------
      Total Current Liabilities                                  -     5,056,649      5,056,649           -         5,056,649
                                                         ---------   -----------   ------------     -------     -------------
      Total Liabilities                                          -     5,056,649      5,056,649           -         5,056,649
                                                         ---------   -----------   ------------     -------     -------------

Stockholders' Equity:
  Preferred stock                                                -        20,000         20,000    (20,000)              -(1)
  Common stock                                                 499       147,933        148,432     100,000              -(1)
                                                                 -             -              -   (247,933)              -(2)
                                                                 -             -              -       4,959          5,458(3)
  Additional paid-in capital                                 6,136    16,760,589     16,766,725    (80,000)              -(1)
                                                                 -             -              -     241,488              -(2)
                                                                 -             -              -     (4,959)     16,923,254(3)
  Stock subscription receivable                              (190)             -          (190)           -             (190)
  Accumulated deficit during the
    Development stage                                            -   (1,562,182)    (1,562,182)           -       (1,562,182)
  Accumulated deficit prior to the
    Development stage                                            -  (20,412,929)   (20,412,929)           -      (20,412,929)
                                                         ---------   -----------   ------------     -------     -------------
  Accumulated deficit                                      (6,445)             -        (6,445)       6,445              -(2)
                                                         ---------   -----------   ------------     -------     -------------
      Total Stockholders' Equity                                 -   (5,046,589)    (5,046,589)           -       (5,046,589)
                                                         ---------   -----------   ------------     -------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                         $       -    $   10,060        $10,060     $     -     $      10,060
                                                         =========   ===========   ============     =======     =============


                                                    AVID SPORTSWEAR & GOLF CORP.
                                                    (A Development Stage Company)
                                           Notes to the Consolidated Financial Statements
                                                     December 31, 2002, and 2001


NOTE 10- SUBSEQUENT EVENT (Continued)


                                                                                                                   Pro Forma
                                               Avid             Avid                                             Combined
                                              As of            As of          Combined                         United & Avid
                                           December 31,     December 31,     Historical        Pro Forma        December 31,
                                              2002             2002         United & Avid      Adjustments          2002
                                           ------------   ---------------   --------------     ------------    -----------------
Sales                                      $         -    $           -      $           -      $         -      $           -
Bad debt expense                                     -          960,187            960,187                -            960,187
Legal expense                                        -           76,547             76,547                -             76,547
Accounting expense                                   -           51,141             51,141                -             51,141
Consulting expense                                   -          388,370            388,370                -            388,370
General & Administrative                         5,635           41,867             47,502                -             47,502
                                           ------------   --------------     --------------     -----------      --------------

Loss from operations                            (5,635)      (1,518,112)        (1,523,747)               -         (1,523,747)
                                           ------------   --------------     --------------     -----------      --------------

Other income (expense)
  Interest expense                                   -          (59,727)           (59,727)               -            (59,727)
  Gain on settlement of debt                         -           33,708             33,708                -             33,708
  Income (loss) on equity options and
  warrants                                           -            1,949              1,949                -              1,949
                                           ------------   --------------     --------------     -----------      --------------

    Total Other Expenses                             -          (24,070)           (24,070)               -            (24,070)
                                           ------------   --------------     --------------     -----------      --------------

Net loss                                   $    (5,635)   $  (1,542,182)     $  (1,547,817)      $        -      $  (1,547,817)
                                           ============   ==============     ==============     ===========      ==============

Basic loss per share                             (0.02)           (0.01)             (0.01)               -              (0.31)
                                           ============   ==============     ==============     ===========      ==============

Weighted average shares Outstanding            245,708      147,933,309        148,179,017                -        5,033,666(4)
                                           ============   ==============     ==============     ===========      ==============



DESCRIPTION OF ADJUSTMENTS AND OTHER NOTES

(1)  Per the  provisions  of the merger  agreement,  all of the 5,000  outstanding  preferred  shares of Avid will  convert into
     100,000,000 shares of Avid common stock immediately  proceeding the merger. The adjustment shows the conversion of the Avid
     $0.001 par value preferred shares into Avid $0.001 par value common shares.

(2)  To eliminate the retained deficit of United and the common stock of Avid as of the date of the merger.

(3)  To reflect the fifty-for-one exchange of Avid shares for shares of United.

(4)  Weighted average shares outstanding reflects the conversion of 5,000 shares of Avid preferred stock into 100,000,000 shares of Avid common stock, and the one-for-fifty exchange of Avid common stock for United common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT

         Information concerning our current executive officers and directors is set forth in the following table:

             NAME:                      AGE:     POSITION:
             -----------------------    ----     -----------------------------
             Frank Jakovac               53      President, Chief Executive
                                                 Officer and Director

             Michelle Mathis             46      Director


         FRANK JAKOVAC. Mr. Jakovac is the Chief Executive Officer, President and a Director of Avid. Mr. Jakovac is also the Chief Executive Officer, President and sole Director of United Companies Corporation. The five years preceding his current employment, Mr. Jakovac was an entrepreneur who invested in commercial real estate development projects in the southeastern region of the United States. Prior to investing in real estate, Mr. Jakovac was Chief Executive Officer and President of Memorex Finance Corporation, a captive finance Company owned b Memorex Corporation.

         MICHELLE MATHIS. Ms. Mathis is a strategic business attorney with over fifteen years experience in the legal profession. From July 15, 2002, Ms. Mathis has served as President/CEO of Motorcars Auto Group Incorporated. Ms. Mathis has served as In-House Counsel and Director of Legal Affairs for several privately-held corporations. In addition, Ms. Mathis has served in an advisory capacity in the governmental federal corporate restructuring of savings and loans.

         On September 24, 2001, Mr. Earl Ingarfield resigned as Chief Executive Officer and Chairman of the Board of Directors of Avid.

         On December 1, 2001, Mr. Michael LaValliere resigned as a Director of Avid.

         On May 17, 2001, Mr. Barnum Mow resigned as Chief Executive Officer and President of our wholly-owned subsidiary and as a Director of Avid.

         On August 16, 2001, Mr. Jerry Busiere resigned as Chief Financial Officer and a Director of Avid.


ITEM 10. EXECUTIVE COMPENSATION

         The following table provides information about the compensation paid by Avid to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 2002 and 2001 and 200 and who received in excess of $100,000:

                                            ANNUAL
                                         COMPENSATION                         LONG-TERM COMPENSATION
                                        -----------------   ----------------------------------------------------------
                                                                             RESTRICTED    SECURITIES
                                                            OTHER ANNUAL       STOCK       UNDERLYING       ALL OTHER
                                        SALARY     BONUS    COMPENSATION      AWARD(S)      OPTIONS       COMPENSATION
NAME AND PRINCIPAL POSITION(S)  YEAR     ($)        ($)         ($)             ($)          (#s)              ($)
------------------------------  ----    ------     -----    ------------     ----------    -----------    ------------
Frank Jakovac(1)                2002   $_______
President, Chief Executive      2001   $ 72,917       --              --             --             --              --
Officer and Director            2000         --       --              --             --             --              --

                                            ANNUAL
                                         COMPENSATION                         LONG-TERM COMPENSATION
                                        -----------------   ----------------------------------------------------------
                                                                             RESTRICTED    SECURITIES
                                                            OTHER ANNUAL       STOCK       UNDERLYING       ALL OTHER
                                        SALARY     BONUS    COMPENSATION      AWARD(S)      OPTIONS       COMPENSATION
NAME AND PRINCIPAL POSITION(S)  YEAR     ($)        ($)         ($)             ($)          (#s)              ($)
------------------------------  ----    ------     -----    ------------     ----------    -----------    ------------
Earl T. Ingarfield(2)           2002       N/A
Former Chief
Executive Officer,              2001   $216,667       --              --             --             --              --
President and Chairman          2000   $325,000       --              --             --             --              --
of the Board of Directors


Barnum Mow(3)                   2002   N/A            --              --             --             --              --
Former President of Avid        2001   $152,692       --              --             --             --              --
Sportswear, Inc.                2000   $300,000       --              --             --(4)          --(5)           --


David Roderick, Executive       2002   N/A
Former Vice-President of        2001   $ 82,958       --              --             --             --              --
of Merchandising and Design
of Avid Sportswear, Inc.        2000   $150,000       --        12,500(6)            --             --              --

---------------------

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

     On February 29, 2000, Avid entered into a three-year employment agreement with Mr. Ingarfield. Pursuant to this agreement, Mr. Ingarfield was employed as the Chief Executive Officer and President of Avid. Mr. Ingarfield had an annual base salary of $325,000, plus annual cost of living adjustments and other increases to be determined by the Board of Directors. Except in the event of a change of control or other special circumstance, Mr. Ingarfield's salary (less employment taxes) was to be paid quarterly in Avid's stock on the last day of each calendar quarter. In addition, Mr. Ingarfield was to be entitled to annual incentive bonus compensation in an amount to be determined by the Board of Directors. Mr. Ingarfield was entitled to a Company car. In the event that Mr. Ingarfield's employment was terminated by Avid without "cause" or by Mr. Ingarfield for "good reason" (which includes a change of control), he was entitled to receive all accrued or earned but unpaid salary, bonus (defined as an amount equal to the prior years' bonus) and benefits for the lesser of the balance of the term or three years. In addition, Mr. Ingarfield was entitled to certain relocation expenses incurred in a change of principal residence. The agreement provided that Mr. Ingarfield would not compete with Avid during his employment and for two years thereafter unless his employment was terminated by Avid without "cause" or by Mr. Ingarfield for "good reason." Mr. Ingarfield has demand and piggy-back registration rights with respect to his stock in Avid. Mr. Ingarfield's employment with Avid was terminated on September 24, 2001.

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

     On January 17, 2000, Avid granted stock options as follows:

                               NO. OF
       NAME:                   SHARES:   EXERCISE PRICE: EXPIRATION:
       ------------------     ---------  --------------- ----------------
       Earl T. Ingarfield     200,000        $0.30       January 16, 2010
       Thomas Browning        200,000        $0.30       January 16, 2010
       Michael LaValliere     200,000        $0.30       January 16, 2010
       Steven Ponsler         200,000        $0.30       January 16, 2010
       Jeff Abrams            200,000        $0.30       January 16, 2010

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

     As of June 30, 2003, other than (i) the persons identified in the following table and (ii) the directors and executive officers identified in the table under "Directors and Executive Officers" section below, no person owned beneficially more than five percent (5%) of our common stock.

                                                        SHARES
                                                      BENEFICIALLY   PERCENT
NAME AND ADDRESS              TITLE OF CLASS            OWNED       OF CLASS(1)
---------------------------   --------------------    ------------  -----------
Lido Capital Corporation      Common Stock            16,756,017       11.33%

RCM Services, Inc.            Series A Convertible         2,000       21.28%
2326 Timbergreen Circle       Preferred Stock
Magnolia, Texas

Herman Tomer                  Series A Convertible         2,000       21.28%
No. 1 Country Club Lane       Preferred Stock
Freeport, Pennsylvania

Dick Anagost                  Series A Convertible           500        6.33%
33 South Commercial Street    Preferred Stock
Manchester, New Hampshire

-----------------------

(1) Applicable percentage is based on 148,933,309 shares outstanding, plus any securities convertible or exchangeable into shares of common stock for the purpose of computing the percentage ownership of such person only.

DIRECTORS AND EXECUTIVE OFFICERS OF AVID

     The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers and by all directors and executive officers as a group as of June 30, 2003. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of June 30, 2003, we had 148,933,309 shares of common stock outstanding.

                                                BENEFICIALLY    PERCENT OF
NAME AND ADDRESS                                OWNED SHARES     CLASS(1)
-----------------------------------------       --------------  ------------

Frank Jakovac                                      400,000(2)           *
834 Ridge Avenue
Pittsburgh, Pennsylvania  15212

Michelle Mathis                                        - 0 -         0.0%
834 Ridge Avenue
Pittsburgh, Pennsylvania  15212

All officers and directors as a group
  (2 persons)                                      400,000              *


-----------------------

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 18, 2002, Avid entered into a Merger Agreement with United Companies and Merger Co., a wholly-owned subsidiary of United Companies.

     Upon the consummation of the merger, Avid will be merged with and into Merger Co., as a result of which Merger Co. will be the surviving entity and will assume all of Avid's assets and liabilities.

     On the effective date of the Merger, the rights of holders of United Companies and Avid securities will be affected as follows:

     (a) Avid common shareholders will receive one (1) share of United Companies common stock in exchange for fifty (50) shares of Avid common stock owned; as a result, Avid common shareholders' rights as Avid shareholders shall terminate and shall be replaced by their ownership of United Companies common stock. Holders of Avid common stock that would be entitled to receive a fractional share of United Companies common stock pursuant to the merger shall be rounded up to a whole share of United Companies common stock.

     (b) Avid Series A Convertible Preferred Stock will be converted into shares of United Companies common stock on the same basis as if such shares of preferred stock had been converted into shares of Avid common stock prior to the merger. Each shares of Avid Series A Convertible Preferred Stock is convertible into 20,000 shares of Avid common stock and will be converted into United common stock in the same fifty (50) for one (1) ratio as if such shares of Avid Series A Convertible Preferred Stock had been converted into Avid common stock prior to the merger.

     (c) Options outstanding under the Avid 2000 Stock Incentive Plan shall terminate effective as of the effective date of the merger.

     (d) The holders of Avid common stock purchase warrants which represent the right to purchase up to 2,424,714 shares of Avid common stock at exercise prices ranging from $0.01 to $1.50, shall receive in exchange therefore United Companies common stock purchase warrants which represent the right to purchase one (1) share of United Companies common stock in exchange for fifty (50) shares of Avid common stock at an identical exercise price per share.

     (e)    All  securities  of  United  Companies   outstanding  prior  to  the
effective time of the merger shall remain outstanding after the effective time of the merger.

     As a result of the merger, Avid will be merged with and into Merger Co. Merger Co. will be the surviving corporation of the merger, and all rights, powers, duties and obligations of Avid prior to the merger shall be assumed by Merger Co. after the merger Avid's creditors prior to the merger shall become creditors of Merger Co. after the merger. Merger Co. is a corporation, which was formed for the purpose of the merger and has engaged in no substantial business operations.

     Mr. Frank Jakovac, the Chief Executive Officer and a Director of Avid, is the Chief Executive Officer, President, sole Director and sole shareholder of United Companies.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.

EXHIBIT
NO.         DESCRIPTION                                 LOCATION
-------     -----------                                 --------
   2.01     Stock Purchase and Sale Agreement dated     Incorporated by reference to Exhibit 2.01 to
            as of December 18, 1998 among Avid, Avid    the Registrant's Registration Statement on
            Sportswear, Inc. and the shareholders of    Form 10-SB (the "Registration Statement")
            Avid Sportswear, Inc.

   3.01     Articles of Incorporation filed on          Incorporated by reference to Exhibit 3.01 to
            September 19, 1997 with the Nevada          the Registration Statement
            Secretary of State

   3.02     Amended Articles of Incorporation filed     Incorporated by reference to Exhibit 3.02 to
            on May 12, 1999 with the Nevada Secretary   the Registration Statement
            of State

   3.03     Certificate of Amendment to Articles of     Incorporated by reference to Exhibit 3.03 to
            Incorporation filed on May 27, 1999 with    the Registration Statement
            the Nevada Secretary of State

   3.04     Amended Articles of Incorporation filed     Incorporated by reference to Exhibit 3.04 to
            on December 29, 2000 with the Nevada        the Registration Statement
            Secretary of State

   3.05     Bylaws                                      Incorporated by reference to Exhibit 3.04 to
                                                        the Registration Statement

   4.01     2000 Stock Incentive Plan                   Incorporated by reference to Exhibit 4.01 to
                                                        Amendment No. 2 to the Registration
                                                        Statement

  10.01     Agreement dated as of December 8, 1998      Incorporated by reference to Exhibit 10.01
            between the Championship Committee          to the Registration Statement
            Merchandising Limited and Avid Sportswear
            Inc.

  10.02     Lease dated as of March 1, 1999 between F   Incorporated by reference to Exhibit 10.02
            & B Industrial Investments, LLC and Avid    to the Registration Statement
            Sportswear, Inc.

  10.03     Lease dated as of April 30, 1999 between    Incorporated by reference to Exhibit 10.03
            Links Associates, Ltd. and Avid             to the Registration Statement

EXHIBIT
NO.         DESCRIPTION                                 LOCATION
-------     -----------                                 --------
  10.04     Employment Agreement dated as of            Incorporated by reference to Exhibit 10.04
            September 11, 1999 between Barnum           to the Registration Statement
            Mow and Avid Sportswear, Inc.

  10.05     Trademark License Agreement dated as of     Incorporated by reference to Exhibit 10.05
            May 10, 1999 between Levi Strauss & Co.     to Amendment No. 2 to the Registration
            and Avid Sportswear, Inc.                   Statement

  10.06     Employment Agreement dated as of January    Incorporated by reference to Exhibit 10.06
            1, 1999 between David E. Roderick and       to the Registration Statement
            Avid Sportswear, Inc.

  10.07     Promissory Note in the original principal   Incorporated by reference to Exhibit 10.07
            amount of $180,000 dated as of June 4,      to the Registration Statement
            1999 from Avid to First State Bank

  10.08     Commercial Security Agreement dated as of   Incorporated by reference to Exhibit 10.08
            November 17, 1999 between First State       to the Registration Statement
            Bank and Avid

  10.09     Promissory Note dated as of November 17,    Incorporated by reference to Exhibit 10.09
            1999 in the original principal amount of    to the Registration Statement
            $1,000,000 given by Avid to First State
            Bank

  10.10     Business Loan Agreement dated as of         Incorporated by reference to Exhibit 10.10
            November 17, 1999 between First State       to the Registration Statement
            Bank and Avid

  10.11     Convertible Revolving Demand Note dated     Incorporated by reference to Exhibit 10.11
            as of December 1, 1999 in the original      to Amendment No. 2 to the Registration
            principal amount of $550,000 given by       Statement
            Avid to Earl Ingarfield

  10.12     Convertible Revolving Demand Note dated     Incorporated by reference to Exhibit 10.12
            as of December 1, 1999 in the original      to Amendment No. 2 to the Registration
            principal amount of $1,000,000 given by     Statement
            Avid to Lido Capital Corporation

  10.13     Convertible Revolving Demand Note dated     Incorporated by reference to Exhibit 10.13
            as of December 1, 1999 in the original      to Amendment No. 2 to the Registration
            principal amount of $125,000 given by       Statement
            Avid to Michael E. LaValliere

  10.14     Convertible Revolving Demand Note dated     Incorporated by reference to Exhibit 10.14
            as of December 1, 1999 in the original      to Amendment No. 2 to the Registration
            principal amount of $500,000 given by       Statement
            Avid to Thomas Browning

  10.15     Promissory Note dated as of December 23,    Incorporated by reference to Exhibit 10.15
            1999 in the original principal amount of    to Amendment No. 2 to the Registration
            $200,000 given by Avid to Daniel Paetz      Statement

  10.16     Executive Employment Agreement effective    Incorporated by reference to Exhibit 10.16
            as of February 1, 2000 between Avid and     to Amendment No. 2 to the Registration
            Earl T. Ingarfield                          Statement

  10.17     Consulting Agreement dated as of June 22,   Incorporated by reference to Exhibit 10.17
            2000 between Persia Consulting Group,       to the Registrant's Registration Statement
            Inc. and Avid                               on Form SB-2

  10.18     Form of Factoring Agreement between Avid    Incorporated by reference to Exhibit 10.18
            and GE Capital Commercial Services, Inc.    to the Registrant's Quarterly Report on Form
                                                        10-QSB for the quarterly period ended
                                                        September 30, 2000

  10.19     Form of Factoring Agreement                 Incorporated by reference to Exhibit 10.19
            Guaranty/Letter of Credit Supplement        to the Registrant's Quarterly Report on Form
            between Avid and GE Capital Commercial      10-QSB for the quarterly period ended
            Services, Inc.                              September 30, 2000

EXHIBIT
NO.         DESCRIPTION                                 LOCATION
-------     -----------                                 --------
  10.20     Form of Factoring Agreement - Inventory     Incorporated by reference to Exhibit 10.20
            Supplement (with advances) between Avid     to the Registrant's Quarterly Report on Form
            and GE Capital Commercial Services, Inc.    10-QSB for the quarterly period ended
                                                        September 30, 2000

  10.21     Form of Letter of Agreement between Avid    Incorporated by reference to Exhibit 10.21
            and GE Capital Commercial Services, Inc.    to the Registrant's Quarterly Report on Form
                                                        10-QSB for the quarterly period ended
                                                        September 30, 2000

  10.22     Form of Convertible Debenture               Incorporated by reference to Exhibit 10.22
                                                        to the Registrant's Quarterly Report on Form
                                                        10-QSB for the quarterly period ended
                                                        September 30, 2000

  10.23     Form of Registration Rights Agreement       Incorporated by reference to Exhibit 10.23
            between Avid and purchasers of              to the Registrant's Quarterly Report on Form
            convertible debentures                      10-QSB for the quarterly period ended
                                                        September 30, 2000

  10.24     Line of Credit Agreement dated as of        Incorporated by reference to Appendix "A" to
            November 28, 2000 between Avid and GMF      the Registrant's Proxy Statement (the "Proxy
            Holdings, Inc.                              Statement")

  10.25     Form of Debenture dated as of               Incorporated by reference to Appendix "B" to
            November 28, 2000 given by Avid             the Registrant's Proxy Statement

  10.26     Registration Rights Agreement dated as of   Incorporated by reference to Appendix "C" to
            November 28, 2000 between Avid and GMF      the Registrant's Proxy Statement
            Holdings, Inc.

  10.27     Form of Warrant dated as of November 28,    Incorporated by reference to Appendix "D" to
            2000 given by Avid                          the Registrant's Proxy Statement

  10.28     Registration Rights Agreement dated as of   Incorporated by reference to Appendix "E" to
            November 28, 2000 between Avid and the      the Registrant's Proxy Statement
            May Davis Group, Inc.

  10.29     Placement Agent Agreement as of             Incorporated by reference to Appendix "F" to
            November 28, 2000 between Avid and the      the Registrant's Proxy Statement
            May Davis Group, Inc.

  10.30     Escrow Agreement dated as of November 28,   Incorporated by reference to Appendix "G" to
            2000 among Avid, the May Davis Group,       the Registrant's Proxy Statement
            Inc. and First Union National Bank

  10.31     Amendment to Employment Agreement           Incorporated by reference to Exhibit 10.31
            effective January 31, 2001 between Avid     to the Registrant's Form 10-QSB filed on
            and Barnum Mow                              November 17, 2001

  10.32     Forebearance Agreement as of February 16,   Incorporated by reference to Exhibit 10.32
            2001 between Avid and GE Capital            to the Registrant's Form 10-QSB filed on
            Commercial Services, Inc.                   November 17, 2001

  10.33     Employment Agreement dated as of June 25,   Incorporated by reference to Exhibit 10.33
            2001 between Frank Jakovac and Avid         to the Registrant's Form 10-QSB filed on
            Sportswear & Golf Group.                    September 21, 2001

  10.34     Employment Agreement dated as of June 25,   Incorporated by reference to Exhibit 10.34
            2001 between James Handlon and Avid         to the Registrant's Form 10-QSB filed on
            Sportswear & Golf Group.                    September 21, 2001

  10.35     Employment Agreement dated as of June 25,   Incorporated by reference to Exhibit 10.35
            2001 between Michelle Mathis and Avid       to the Registrant's Form 10-QSB filed on
            Sportswear & Golf Group.                    September 21, 2001

  10.36     Agreement dated May 18, 2002 between        Incorporated by reference to Exhibit 10.36
            United Companies Corporation and View       to the Registrant's Form S-4 filed on June
            Systems/Milestone Technology, Inc.          24, 2002

EXHIBIT
NO.         DESCRIPTION                                 LOCATION
-------     -----------                                 --------
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

  23.01     Consent of Independent Accountants          Not Applicable

  23.02     Opinion of Counsel                          Not Applicable

  24.01     Power of Attorney                           Not Applicable

  27.01     Financial Data Schedule                     Not Applicable

                                   SIGNATURES

In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Date: July 10, 2003


                                       AVID SPORTSWEAR & GOLF CORP.


                                       By:   /s/ Frank Jakovac
                                          ------------------------------
                                             Frank Jakovac
                                             President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                             DATE

/s/ Frank Jakovac            President, Chief Executive        July 10, 2003
--------------------         Officer and Director
Frank Jakovac


/s/ Michelle Mathis          Director                          July 10, 2003
--------------------
Michelle Mathis

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

     I, Frank Jakovac, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of Avid Sportswear & Golf Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 14, 2003                         By:   /S/ FRANK JAKOVAC
                                                 -----------------------------
                                                 President and Acting Chief
                                                 Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Avid Sportswear & Golf Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                           /S/ FRANK JAKOVAC
                                           --------------------------------
                                           Frank Jakovac
                                           President and Acting Chief Financial
                                           Officer