Form 10QSB
period 2003-03-31
AVID SPORTSWEAR & GOLF CORP
filed 2003-07-18
CIK 1100127

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

 |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act
                                     of 1934

                  For the quarterly period ended MARCH 31, 2003

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


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

      There were 147,933,309 shares of common stock outstanding as of July 10, 2003. This number does not include outstanding options to purchase shares of common stock of the issuer.

                                     PART I


ITEM 1.     FINANCIAL STATEMENTS


FINANCIAL INFORMATION

                          AVID SPORTSWEAR & GOLF CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                           ASSETS
                           ------


                                                        March 31,   December 31,
                                                          2003        2002
                                                       -----------  ------------
                                                       (Unaudited)
CURRENT ASSETS
  Cash                                                  $      840   $     7,158
                                                        ----------   -----------
  Total Current Assets                                         840         7,158
                                                        ----------   -----------
OTHER ASSETS
  Trademarks                                                 2,902         2,902
                                                        ----------   -----------
  Total Other Assets                                         2,902         2,902
                                                        ----------   -----------
  TOTAL ASSETS                                          $    3,742   $    10,060
                                                        ==========   ===========

   LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                          (DEFICIT)

CURRENT LIABILITIES
  Accounts payable
                                                        $4,183,075   $ 4,163,337
  Accrued liabilities                                      214,196       200,157
  Notes payable                                            561,525       561,525
  Capital leases - current portion                         131,629       131,629
                                                        ----------   -----------
  Total Current Liabilities                              5,090,425     5,056,648
                                                        ----------   -----------
  Total Liabilities                                      5,090,425     5,056,648
                                                        ----------   -----------

  Preferred stock; $0.001 par value: 10,000,000 shares
   authorized; 5,000 shares issued and outstanding          20,000        20,000
                                                        ----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; $0.001 par value; 150,000,000 shares
   authorized; 147,933,309 shares issued and
   outstanding                                              147,933     147,933
  Additional paid-in capital                             16,760,589  16,760,589
  Accumulated deficit prior to the development stage   (20,412,928) (20,412,928)
  Accumulated deficit during the development stage      (1,602,277)  (1,562,182)
                                                       ------------ ------------

  Total Stockholders' Equity (Deficit)                  (5,106,683)  (5,066,588)
                                                       ------------ ------------
  TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                     $     3,742 $     10,060
                                                       ============ ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                               From
                                                                             Inception
                                                                              Of the
                                                                            Development
                                                                               Stage
                                                        For the             on January 1,
                                                   Three Months Ended           2002
                                                        March 31,             through
                                                 -----------------------     March 31,
                                                    2003         2002          2003
                                                 ----------  -----------   ---------------

                                               $         -   $         -    $           -

EXPENSES
  Bad debt                                               -             -          960,187
  General and administrative                        26,057       214,527          583,982
                                               ------------  -----------   ---------------
   Total Expenses                                   26,057       214,527        1,544,169
                                               ------------  -----------   ---------------
LOSS FROM OPERATIONS                              (26,057)     (214,527)      (1,544,169)
                                               ------------  -----------   ---------------
OTHER INCOME (EXPENSE)
  Other income                                           -         1,327            1,949
  Interest expense                                (14,038)      (14,038)         (73,765)
                                               ------------  -----------   ---------------
   Total Other (Expense) Income                   (14,038)      (12,711)         (71,816)
                                               ------------  -----------   ---------------

LOSS BEFORE EXTRAORDINARY GAIN                    (40,095)     (227,238)      (1,615,985)
                                               ------------  -----------   ---------------
EXTRAORDINARY GAIN                                       -             -           33,708
                                               ------------  -----------   ---------------
NET LOSS                                          (40,095)     (227,238)      (1,582,277)
                                               ------------  -----------   ---------------

ACCRETION OF BENEFICIAL CONVERSION FEATURE
 ON PREFERRED STOCK                                      -             -         (20,000)
                                               ------------  -----------   ---------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS   $   (40,095)  $ (227,238)    $ (1,602,277)
                                               ============  ===========   ================

BASIC LOSS PER SHARE                           $     (0.00)  $    (0.00)
                                               ============  ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   147,933,309  147,933,309
                                               ============  ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                         Preferred Stock          Common Stock           Additional
                      ---------------------    ----------------------      Paid-in     Accumulated
                        Shares     Amount        Shares      Amount        Capital       Deficit
                      ---------- ----------    ----------- ----------   ------------ --------------
Balance at January
  1, 2002                      -  $       -    147,933,309 $  147,933   $ 16,740,589 $ (20,412,928)

May 30, 2002,
  preferred  stock
  issued for cash
  at $4.00 per share       5,000     20,000              -          -         20,000              -

Accretion of
  beneficial
  conversion
  feature of
  preferred stock
  to retained
  earnings                     -          -              -          -              -       (20,000)

Net loss for the
  year ended
  December 31, 2002            -          -              -          -              -    (1,542,182)

Balance, December
  31, 2002                 5,000     20,000    147,933,309    147,933     16,760,589   (21,975,110)

Net loss for the
  three months
  ended March 31,
  2003  (unaudited)            -          -              -          -              -       (40,095)
                      ---------- ----------    ----------- ----------   ------------ --------------
Balance, March 31,
  2003 (unaudited)         5,000     20,000    147,933,309    147,933     16,760,589   (22,015,205)
                      ========== ==========    =========== ==========   ============ ==============

Accumulated deficit
  incurred prior to
  the development
  stage                                                                           $ (20,412,928)

Accumulated deficit
  incurred during
  the development
  stage                                                                              (1,602,277)
                                                                                  --------------
Total Accumulated
  Deficit                                                                         $ (22,015,205)
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

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               From
                                                                             Inception
                                                                              Of the
                                                                            Development
                                                                               Stage
                                                        For the             on January 1,
                                                   Three Months Ended           2002
                                                        March 31,             through
                                               -------------------------     March 31,
                                                    2003         2002          2003
                                               ------------  -----------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $  (40,095)   $ (227,238)    $  (1,582,277)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Bad debt                                              -             -           960,187
   Gain on settlement of debt                            -             -          (33,708)
   Income on equity warrant liability                    -             -           (1,948)
  Changes in operating assets and liabilities
   accounts:
   Increase in accounts payable and accrued
    liabilities                                     33,777             -           119,599
   Increase in other current liabilities                 -        12,699             5,553
                                               -----------   -----------    --------------
    Net Cash Used in Operating Activities          (6,318)     (214,539)         (532,594)
                                               -----------   -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in notes receivable                           -        25,000           300,000
                                               -----------   -----------    --------------
   Net Cash Provided (Used) in Investing
    Activities                                           -        25,000           300,000
                                               -----------   -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of preferred stock                  -             -            20,000
                                               -----------   -----------    --------------
   Net Cash Provided by Financing Activities             -             -            20,000
                                               -----------   -----------    --------------
NET INCREASE (DECREASE) IN CASH                    (6,318)     (189,539)         (212,594)

CASH AT BEGINNING OF PERIOD                          7,158       213,434           213,434
                                               -----------   -----------    --------------
CASH AT END OF PERIOD                          $       840   $    23,895    $          840
                                               ===========   ===========    ==============
CASH PAID FOR:
  Interest                                     $         -   $         -    $            -
  Income tax                                   $         -   $         -    $            -


        The accompanying notes are an integral part of these consolidated financial statements.


                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 -    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2003, and 2002, and for all periods presented have been made.

            Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002, audited consolidated financial statements. The results of operations for the period ended March 31, 2003, are not necessarily indicative of the operating results for the year ended December 31, 2003.

NOTE 2 -    GOING CONCERN

            The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated significant losses from operations, and has negative working capital as of March 31, 2003. Additionally, the Company reentered the development stage on January 1, 2002, as all operations were discontinued as of November 30, 2001.

            On February 20, 2003, the Company approved a merger agreement with United Companies Corporation (Note 5). As a result of the Merger with United Companies Corporation, the Company will be changing its business strategy going forward. United Companies has also been in touch with several funding sources that have voiced an interest in providing funds to the combined company. Although no funding has been committed to date, Management believes that the required funding will be available through conventional sources as well as venture capital sources.

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

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                   Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 3 -    COMMITMENTS AND CONTINGENCIES

            COMMON STOCK ISSUED WITHOUT RESTRICTIVE LEGEND
            ----------------------------------------------

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

NOTE 4 -    DILUTIVE INSTRUMENTS

            a.    Stock Options

            A Summary of the Company's outstanding stock options and weighted average assumptions used for grants as of March 31, 2003 is presented below:

                             Date of  Vesting       Exercise  Exercise   Trading    Amount
            Description      Grant    Requirements  Number    Price      Price     Exercised
            ---------------  -------- ------------  --------  --------   -------   ---------
            1) Lone Star     08/14/00 Immediate     175,000    $0.35      $0.31           -
               Capital
            2) D. Aganost    08/09/00 Immediate     200,000    $0.35      $0.38           -
            3) D. Blakely    08/09/00 Immediate     100,000    $0.35      $0.38           -
                                                    --------                       --------
                                                    475,000                               -
                                                    ========                       ========


                                         Risk-Fre                                     Grant Date
                             Expiration  Interest   Expected  Expected    Expected  Compensation
            Description      Date        Rate       Life      Volatility  Dividends    Expense
            ---------------- ----------  --------   --------  ----------  --------- -------------
            1) Lone Star
               Capital       08/14/10    6.00%       2         182.84%    $    -   $   43,922
            2) D. Aganost    08/09/10    6.79%       5         182.83%    $    -       72,506
            3) D. Blakely    08/09/10    6.79%       5         182.83%    $    -       36,253
                                                                                   ----------
                                                                                   $  152,681
                                                                                   ==========


            b.    Unqualified Stock Options

            In January 2000, the Company granted options to purchase an aggregate of 1,864,477 shares of its common stock to employees and directors for services rendered.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 4 -    DILUTIVE INSTRUMENTS (CONTINUED)

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

            c.    Warrants

            A summary of the Company's outstanding warrants and weighted average assumptions used for grants as of March 31, 2003 is presented below:

                             Date of  Vesting       Exercise  Exercise   Trading    Amount
            Description      Grant    Requirements  Number    Price      Price     Exercised
            ---------------  -------- ------------  --------  --------   -------   ---------

            1) May Davis     12/29/00 Immediately   1,680,000  $0.35       $0.13           -
               Group
            2) Persia        12/29/00 Immediately     320,000  $0.35       $0.13           -
               Consulting
            3) J. McKee      12/31/99 Immediately     285,714  $1.50       $0.38           -
            4) D. Paetz      12/31/99 Immediately     100,000  $0.50       $0.38           -
            5) Tarpon Scurry 01/08/99 Immediately      39,000  $0.01       $1.77           -
                                                    ---------                          -----
                                                    2,424,714                              -
                                                    =========                          =====


                                         Risk-Fre                                     Grant Date
                             Expiration  Interest   Expected  Expected    Expected  Compensation
            Description      Date        Rate       Life      Volatility  Dividends    Expense
            ---------------- ----------  --------   --------  ----------  --------- -------------
            1) May Davis     12/29/10    5.13%       3         173.61%    $      -  $    155,865
               Group
            2) Persia        12/29/10    5.13%       3         173.61%    $      -        29,689
               Consulting
            3) J. McKee      08/23/09    5.87%       5         100.63%    $      -        63,074

            4) D. Paetz      08/01/03    5.87%       5         100.63%    $      -        28,194

            5) Tarpon Scurry 01/08/04    5.69%       3          86.94%    $      -        53,235
                                                                                    ------------
                                                                                    $    330,057
                                                                                    ============

                                       10

                          AVID SPORTSWEAR & GOLF CORP.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 5 -    SIGNIFICANT EVENT


            On February 20, 2003, the shareholders of Avid Sportswear & Golf Corporation voted upon, and approved a merger agreement by and among Avid Sportswear & Golf Corporation, United Companies Corporation, a Nevada corporation ("United"), and Merger Co., Inc., a Nevada Corporation and a wholly-owned subsidiary of United ("Merger Co."). The merger agreement provided for the merger of Avid with and into Merger Co. Upon consummation of the merger, Merger Co. will become the surviving entity and will assume all of Avid's assets and liabilities. At the time of the Merger, all shares of Avid common stock will be automatically converted into shares of United common stock on a fifty for one basis. In addition, all shares of Avid convertible preferred stock will also be converted into shares of United common stock on the same basis as if such shares of preferred stock had been converted into shares of Avid common stock prior to the Merger. (Each share of Avid convertible preferred stock will be converted into 20,000 shares of Avid common stock, which will then be converted into United common stock at the same fifty for one ratio.)

            The merger agreement also required that all options outstanding under the Avid 2000 Stock Incentive Plan terminated effective as of the effective date of the Merger. All holders of Avid common stock purchase warrants will receive United common stock purchase warrants which represent the right to purchase one share of United common stock in exchange for fifty shares of Avid common stock at an identical exercise price per share.

            Although the merger has been approved, as of March 31, 2003, the merger has not yet been executed. These financial statements do not include any adjustments that may be required upon execution of the agreement.

ITEM 2.     MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

INTRODUCTORY STATEMENTS

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(a) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (b) OUR COMPANY'S GROWTH STRATEGIES, (c) OUR COMPANY'S FUTURE FINANCING PLANS AND (d) OUR COMPANY'S
ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S PRODUCTS, COMPETITION, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.

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

FINANCIAL PERFORMANCE

      Avid has historically lost money. For the three month period ended March 31, 2003, Avid sustained losses of $40,095. For the years ended December 31, 2002 and 2001, Avid sustained losses of $1.5 million and $6.2 million, respectively. The Company's independent auditors have noted that Avid does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, Avid will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms.

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

      CHANGES IN NUMBER OF EMPLOYEES. Avid currently has one (1) employee. Avid does not anticipate hiring additional personnel during the remainder of 2003. The Company believes that its personnel will be adequate to accomplish the tasks set forth in the plan.

                                                  CURRENT
                 DEPARTMENT                       EMPLOYEES
                 -----------------------------   -----------
                 Administrative and Other
                   Support Positions                  1
                                                    -----
                 Total Employees                      1
                                                    -----

THREE-MONTH PERIODS ENDED MARCH 31, 2003

      Effective November 30, 2001, Avid ceased all operations relating to the manufacture and sale of golf apparel and related products. The following results are not indicative of our future results.

      Our results of operations for the three-month periods ended March 31, 2003 and 2002, respectively, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

      SALES, NET. We had no sales, net in the three-month periods ended March 31, 2003 and 2002, respectively. Our lack of sales was attributable to our Company ceasing all operations relating to the manufacture and sale of golf apparel and related products.

      EXPENSES. Expenses decreased $188,470, or 87.9%, from $214,527 to $26,057 in the three-month period ended March 31, 2003, compared to the same period in the prior year. The decrease consisted of a decrease in general and administrative expenses of $188,470, which was primarily attributable to the merger transaction among Avid, United Companies and Merger Co. and the filing of the related Form S-4 Proxy Statement and Registration Statement.

      INTEREST EXPENSE. Interest expense was $14,038 in the three-month period ended March 31, 2003, which did not change compared to the same period in the prior year.

      NET LOSS. Net loss decreased $187,143, or 82.4%, from $227,238 to $40,095 in the three-month period ended March 31, 2003, compared to the same period in the prior year. This decrease was primarily attributable to the Company having only limited operations during the three-month period ended March 31, 2003.

      LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2003, Avid had $840 cash-on-hand and its current liabilities exceeded its current assets. A discussion of how Avid generated and used cash in the three-month period ended March 31, 2003 follows:

      OPERATING ACTIVITIES. Our operating activities used $6,318 in cash during the three-month period ended March 31, 2003. Our operating activities consisted mainly of a net loss of $40,095, which was partially offset by an increase in accounts payable of $33,777.

      INVESTING   ACTIVITIES.   We  had  no  investing   activities  during  the
three-month period ended March 31, 2003.

      FINANCING   ACTIVITIES.   We  had  no  financing   activities  during  the
three-month period ended March 31, 2003. Avid will need to rely on external financing to fund its operations for the foreseeable future.

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

      AVID HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE WHICH MAY NOT ALLOW AVID TO CONTINUE AS A GOING CONCERN

      Avid has historically lost money. In the three-month period ended March 31, 2003, Avid sustained losses of $40,095. In the years ended December 31, 2002 and December 31, 2001, Avid sustained losses of $1.5 million and $6.2 million, respectively. Avid currently does not have any operations. Future losses are likely to occur. Avid's independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2002 and 2001 financial statements, which states that Avid does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. Avid's ability to obtain additional funding will determine its ability to continue as a going concern. Avid's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As of March 31, 2003, its current liabilities exceeded its current assets. Avid had a working capital deficit of $5.1 million at March 31, 2003. Avid had an accumulated deficit of $22.0 million at March 31, 2003. Avid currently does not have any operations. Avid currently has little or no cash-on-hand. Accordingly, Avid will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that Avid will be successful in reaching or maintaining profitable OPERATIONS.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a), (b), (c) and (d)   None.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a special meeting of the Avid shareholders held on February 20, 2003, the shareholders approved (i) the merger Agreeement dated June 18, 2002, by and among Avid, United Companies Corporation, a Nevada corporation, and Merger Co., a wholly owned subsidiary of United Companies and (ii) the related Articles of Merger. When the merger is completed, Merger Co. will be the surviving entity and will assume all of Avid's assets and liabilities. At the time of the merger, outstanding shares of Avid common stock will be converted automatically into shares of United Companies stock on a fifty (50) for one (1) basis.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

EXHIBIT
  NO.      DESCRIPTION                       LOCATION
  ---      -----------                       --------

201      Stock Purchase and Sale             Incorporated by reference to
         Agreement dated as of December      Exhibit 2.01 to the Registrant's
         18, 1998 among our company, Avid    Registration Statement on Form
         Sportswear, Inc. and the            10-SB (the "Registration
         shareholders of Avid Sportswear,    Statement")
         Inc.

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
                                             Form S-4 filed June 24, 2002

EXHIBIT
  NO.      DESCRIPTION                       LOCATION
  ---      -----------                       --------

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

3.04     Bylaws                              Incorporated by reference to
                                             Exhibit 3.04 to the Registration
                                             Statement

4.01     2000 Stock Incentive Plan           Incorporated by reference to
                                             Exhibit 4.01 to Amendment No. 2 to
                                             the Registration Statement.

10.01    Agreement dated as of December 8,   Incorporated by reference to
         1998 between the Championship       Exhibit 10.01 to the Registration
         Committee Merchandising Limited     Statement
         and Avid Sportswear Inc.

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



10.04    Employment Agreement dated as of    Incorporated by reference to
         September 11, 1999 between Barnum   Exhibit 10.04 to the Registration
         Mow and Avid Sportswear, Inc.       Statement

10.05    Trademark License Agreement         Incorporated by reference to
         dated as of May 10, 1999 between    Exhibit 10.05 to Amendment No. 2
         Levi Strauss & Co. and Avid         to the Registration Statement
         Sportswear, Inc.

10.06    Employment Agreement dated as of    Incorporated by reference to
         January 1, 1999 between David E.    Exhibit 10.06 to the Registration
         Roderick and Avid Sportswear,       Statement
         Inc.

10.07    Promissory Note in the original     Incorporated by reference to
         principal amount of $180,000        Exhibit 10.07 to the Registration
         dated as of June 4, 1999 from our   Statement
         company to First State Bank

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

10.11    Convertible Revolving Demand        Incorporated by reference to
         Note dated as of December 1,        Exhibit 10.11 to Amendment No. 2
         1999 in the original principal      to the Registration Statement
         amount of $550,000 given by our
         company to Earl Ingarfield

EXHIBIT
  NO.      DESCRIPTION                       LOCATION
  ---      -----------                       --------

10.12    Convertible Revolving Demand        Incorporated by reference to
         Note dated as of December 1,        Exhibit 10.12 to Amendment No. 2
         1999 in the original principal      to the Registration Statement
         amount of $1,000,000 given by
         our company to Lido Capital
         Corporation

10.13    Convertible Revolving Demand        Incorporated by reference to
         Note dated as of December 1,        Exhibit 10.13 to Amendment No. 2
         1999 in the original principal      to the Registration Statement
         amount of $125,000 given by our
         company to Michael E. LaValliere

10.14    Convertible Revolving Demand        Incorporated by reference to
         Note dated as of December 1,        Exhibit 10.14 to Amendment No. 2
         1999 in the original principal      to the Registration Statement
         amount of $500,000 given by our
         company to Thomas Browning

10.15    Revolving Demand Note dated as      Incorporated by reference to
         of December 1, 1999 in the          Exhibit 10.15 to Amendment No. 2
         original principal amount of        to the Registration Statement
         $200,000 given by our company to
         Daniel Paetz

10.16    Executive Employment Agreement      Incorporated by reference to
         effective as of February 1, 2000    Exhibit 10.16 to Amendment No. 2
         between our company and Earl T.     to the Registration Statement
         Ingarfield

10.17    Consulting Agreement dated as of    Incorporated by reference to
         June 22, 2000 between Persia        Exhibit 10.17 to the Registrant's
         Consulting Group, Inc. and our      Registration Statement on Form SB-2
         company

10.18    Form of Factoring Agreement         Incorporated by reference to
         between our company and GE          Exhibit 10.18 to the Registrant's
         Capital Commercial Services, Inc.   Form 10-QSB filed on November 17,
                                             2001

10.19    Form of Factoring Agreement         Incorporated by reference to
         Guaranty/Letter of Credit           Exhibit 10.19 to the Registrant's
         Supplement between our company      Form 10-QSB filed on November 17,
         and GE Capital Commercial           2001
         Services, Inc.

10.20    Form of Factoring Agreement -       Incorporated by reference to
         Inventory Supplement (with          Exhibit 10.20 to the Registrant's
         advances) between our company and   Form 10-QSB filed on November 17,
         GE Capital Commercial Services,     2001
         Inc.

10.21    Form of Letter of Agreement         Incorporated by reference to
         between our company and GE          Exhibit 10.21 to the Registrant's
         Capital Commercial Services, Inc.   Form 10-QSB filed on November 17,
                                             2001

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

EXHIBIT
  NO.      DESCRIPTION                       LOCATION
  ---      -----------                       --------

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

10.31    Amendment to Employment             Incorporated by reference to
         Agreement effective January 31,     Exhibit 10.31 to the Registrant's
         20001 between our company and       Form 10-QSB filed on November 17,
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

Date: July 17, 2003                AVID SPORTSWEAR & GOLF CORP.

                                   By:   /s/ FRANK JAKOVAC
                                      --------------------------------------
                                         Frank Jakovac
                                         President, Chief Executive Officer
                                         and Principal Accounting Officer


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Avid Sportswear & Golf Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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




/s/ FRANK JAKOVAC
-------------------------------------
Frank Jakovac
President, Chief Executive Officer
and Principal Accounting Officer

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------

      I, Frank Jakovac, the President and Chief Executive Officer of Avid Sportswear & Golf Corp., a Nevada corporation (the "Registrant"), certify that:

      I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2003, of the Registrant (the "Report").

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

      The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Registrant's Board of Directors:

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

                                           /s/ FRANK JAKOVAC
                                           -------------------------------------
                                           Name: Frank Jakovac
                                           Title: President, Chief Executive
                                                  Officer and Principal
                                                  Accounting Officer